Form 10-Q
period 1996-09-30
ELECTRONIC HAIR STYLING INC
filed 1996-11-13
CIK 1011154

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1996



                                       OR



          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-28174



                         ELECTRONIC HAIR STYLING, INC.

             (Exact name of registrant as specified in its charter)

             Delaware                                 68-0301547
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                    One Lovell Avenue, Mill Valley CA 94941
              (Address of principal executive offices) (Zip Code)

                                 (415) 380-8200
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes         [  X  ]                 No          [     ]

At October 31, 1996, there were 5,570,395 shares of the Registrant's $.01 par value Common Stock outstanding.

===============================================================================

This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

                         ELECTRONIC HAIR STYLING, INC.

                               INDEX TO FORM 10-Q

                               September 30, 1996


                                                                  Page No.
                                                                  --------


Part I - Financial Information
Item 1. Condensed Financial Statements (Unaudited)

          Balance Sheets as of September 30, 1996 and
          December 31, 1995                                           4

          Statements of Operations for the three months and
          nine months ended September 30, 1996 and 1995               5

          Statements of Cash Flows for the nine months ended
          September 30, 1996 and 1995                                 6

          Notes to Condensed Financial Statements                     7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8


Part II - Other Information                                           13


Signature                                                             14

                                    Part I.
Item 1.  Financial Statements




                         ELECTRONIC HAIR STYLING, INC.
                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                             September 30,      December 31,
                                                                                 1996             1995
                                                                             -------------      ------------
ASSETS

Current Assets:
   Cash and cash equivalents                                                $    12,599       $    2,338
   Receivables from Dow                                                           2,620            2,374
   Accounts Receivable, net                                                      14,947           10,307
   Inventories                                                                    8,542           11,140
   Prepaid expenses and other current assets                                        406              210
                                                                            -----------        ---------
      Total current assets                                                       39,114           26,369

Property, Plant and Equipment, Net                                               17,554           16,283

Other Assets                                                                        244              315
                                                                            -----------       ----------
Total  Assets                                                               $    56,912       $   42,967
                                                                            ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                         $     6,847       $    6,469
   Accrued expenses                                                               3,760            4,024
   Accrued salaries, wages and employee related expenses                          2,024            2,605
   Current portion of long-term debt                                              1,200            1,200
   Payables to related parties                                                    1,500            1,725
                                                                             ----------        ---------
      Total current liabilities                                                  15,331           16,023

Long-Term Debt                                                                    9,909           12,850
Related Party Obligations                                                         1,375            7,500

Stockholders' Equity :
   Preferred stock series A, $0.01par value, 4,000,000 shares authorized,
      1,000,000 shares issued and outstanding at September 30, 1996 and
      December 31, 1995.
      ($10,000,000 liquidation preference)                                        8,500            8,500
   Preferred stock series B, 763,500 shares authorized, 763,500 shares issued and outstanding at September 30, 1996.
      ($5,000,000 liquidation preference)                                         5,000                -
   Common stock, $0.01 par value, 12,000,000 shares authorized,
      5,570,395 and 2,944,920 shares issued and outstanding at
      September 30, 1996 and December 31, 1995, respectively.                        56               29
   Additional paid-in capital                                                    19,850            1,718
   Stock subscription receivable                                                    (50)             (50)
   Accumulated deficit                                                           (3,059)          (3,603)
                                                                             ----------         --------
      Total stockholders' equity                                                 30,297            6,594
                                                                             ----------         --------
Total Liabilities and Stockholders' Equity                                  $    56,912       $   42,967
                                                                             ==========        =========



                                                    See notes to financial statements

                         ELECTRONIC HAIR STYLING, INC.
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                               --------------------------       ----------------------
                                                   1996           1995            1996          1995
                                                  ------         ------          ------        ------

Net Sales to Dow                               $   5,279      $      -          $ 18,775      $    -

Net Sales to Others                               23,970             -            70,636           -
                                                --------      -------------     --------       ------

Total Net Sales                                   29,249             -            89,411           -

Cost of Goods Sold                                17,538             -            55,275           -
                                                --------      -------------     --------       ------

Gross Margin                                      11,711             -            34,136           -

Selling, General and Administrative Expenses      11,218           267            32,949         461
                                                --------      -------------     --------       ------

Operating  Income (Loss)                             493          (267)            1,187        (461)

Interest Expense                                    (251)          (20)           (1,083)        (57)

Other Income                                         397             -               469           -
                                                --------      -------------     --------       ------

Net Income (Loss) before Income Taxes                639          (287)              573      $ (518)

Income Taxes                                          29             -                29           -
                                                --------      -------------     --------       ------
Net Income (Loss)                              $     610      $   (287)         $    544      $ (518)
                                               =========      =============     ========      =======
Dividends on Series B Preferred Stock               (100)            -              (133)          -
                                               ---------      -------------     --------      -------
Net Income (Loss) Available to Common
  Shareholders                                 $     510      $   (287)         $    411      $ (518)
                                               =============  ============      ============  =============

Net Income (Loss) per Common Share             $    .08       $  (.07)          $   .08       $(.13)
                                               =============  ============      ============  =============

Weighted Average Common and Common
  Equivalent Shares Outstanding                    6,526        4,086             5,291        4,086
                                               =============  ============      ============  =============



                       See notes to financial statements
                                       5

                         ELECTRONIC HAIR STYLING, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)



                                                                                 Nine Months Ended
                                                                                  September 30,
                                                             ------------------------------------------------------------------
                                                                       1996                                1995
                                                                      ------                              ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $         544                  $             (518)

   Adjustments to reconcile net income (loss)
    to net cash used in operating
    activities:
      Noncash credits for services                                     155                                   -
     Issuance of common stock for services                             108                                   -
     Gain on disposal of assets                                       (214)                                  -
     Depreciation and amortization                                   1,017                                   2
     Changes in:
       Accounts receivable                                          (5,786)                                  -
       Inventories                                                   2,598                                   -
       Other assets                                                   (168)                               (540)
       Payables                                                        245                                  94
       Accrued expenses                                               (845)                                197
                                                                    ------                                ----
         Net cash used in operating activities                      (2,346)                               (765)
                                                                    ------                                ----

CASH FLOWS USED IN INVESTING
  ACTIVITIES - Additions to property, plant
  and equipment                                                     (2,256)                                 (1)
                                                                    ------                                ----


CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) , net                                    (3,166)                                 67
   Proceeds from issuance of common stock, net                      18,029                                 878
                                                                    ------                                ----
         Net cash provided by financing activities                  14,863                                 945
                                                                    ------                                 ---

NET CHANGE IN CASH                                                  10,261                                 179

CASH AT BEGINNING OF PERIOD                                          2,338                                   2
                                                                     -----                                   -

CASH AT END OF PERIOD                                        $      12,599                  $              181
                                                             =============                  ==================





                       See notes to financial statements

                         ELECTRONIC HAIR STYLING, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
                                  (Unaudited)


1.    ACCOUNTING POLICIES

      The accompanying condensed financial statements are unaudited and include all adjustments, which consist of only normal recurring accruals, that management considered necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and the notes contained in Electronic Hair Styling, Inc.'s ("Company") Registration Statement effective May 22, 1996. Results for interim periods are not necessarily indicative of results for the full year.

      Net Income (Loss) per Share was computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock and common stock equivalents, which consist of series A convertible preferred stock, warrants and options. In accordance with the rules of the Securities and Exchange Commission, the common stock equivalents issued within one year of the Company's initial public offering have been considered as outstanding since the inception of the Company and have been included in the calculation of weighted average common and common equivalent shares outstanding for all periods presented using the treasury stock method, even though they are anti-dilutive in loss periods.


2.    INVENTORIES

          Inventories include the following:

                                         September 30,           December 31,
                                             1996                    1995

             Finished goods       $    4,549,000      $             6,393,000
             Work in process             480,000                      480,000
             Raw materials             3,513,000                    4,267,000
                                       ---------                    ---------
                                  $    8,542,000      $            11,140,000
                                  ==============      =======================


3.    STOCKHOLDERS' EQUITY

     On May 22, 1996, the Company completed its initial public offering of 2,600,000 shares of its common stock (the "Initial Public Offering"). Net proceeds to the Company aggregated approximately $18.0 million. As of the closing date of the offering, the $5.0 million convertible note with DowBrands Inc. ("Dow") converted into 763,500 shares of Series B convertible preferred stock, the holders of which are entitled to dividends ($400,000 annually), which will accrue whether or not declared, will be cumulative to the extent not paid.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Pro Forma and Historical Results of Operations

            The following table sets forth pro forma statements of operations information in dollars and as a percentage of total net sales for the three months and nine months ended September 30, 1995, and historical statements of operations information in dollars and as a percentage of total net sales for the three months and nine months ended September 30, 1996. The pro forma information gives effect to the acquisition of Lamaur as if it had occurred January 1, 1995 and includes adjustments for depreciation to reflect the Company's basis in property, plant and equipment, a reduction in employee benefits as a result of the elimination of post-retirement benefits and 401(k) matching contributions and a reduction in the Company's vacation benefits . The pro forma information is not necessarily indicative of future results of operations.


                                 THREE MONTHS ENDED SEPTEMBER 30              NINE MONTHS ENDED SEPTEMBER 30

                                                                (in thousands)
                                                       PRO                                        PRO
                               HISTORICAL             FORMA               HISTORICAL             FORMA
                                  1966        %        1995       %          1996        %        1995          %
                               ----------   ------   -------    ------    ----------   ------   -------       ------
Total Net Sales                 $29,249     100.0%   $29,832    100.0%     $89,411     100.0%   $91,688       100.0%

Cost of goods sold               17,538      60.0     17,462     58.5       55,275      61.8     54,984        60.0
                               --------     -----    -------    ------     -------     ------    ------       ------
Gross margin                     11,711      40.0     12,370     41.5       34,136      38.2     36,704        40.0

Operating expenses               11,218      38.3     11,679     39.2       32,949      36.9     34,234        37.3

Write-down of assets                  0       0.0          0      0.0            0       0.0     11,000        12.0
                               --------    ------    -------    -----       ------     ------   -------       ------

Operating income (loss)             493       1.7        691      2.3        1,187       1.3     (8,530)       (9.3)

Other income (expense)
    Interest expense               (251)     (0.9)      (399)    (1.3)      (1,083)      1.2)    (1,187)       (1.3)
    Other income                    397       1.4         20      0.0          469       0.5         93         0.1
                                -------     ------    -------    -----       ------     ------   -------       ------

Net income (loss) before taxes     $639       2.2%      $312      1.0%        $573       0.6%    ($9,624)      10.5%
                                =======     ======    =======    =====       ======     ======   =======       ======



Three Months Ended September 30, 1996 (Historical) Compared to
Three Months Ended September 30, 1995 (Pro Forma)

            Total net sales for the three months ended September 30, 1996 were $29.2 million, compared with pro forma net sales of $29.8 million for the same period in the prior year, a decrease of 2.0%.

            The company experienced sales increases from its contract and salon divisions as well as its Style(R) product line, these increases were offset by continued decreases in Permasoft(R) and Salon Style(R) during the three months ended September 30,1996 compared to the same period last year.

            Gross margin for the three months ended September 30, 1996 decreased by $0.7 million, or 5.3%, as compared with pro forma gross margin for the same period in 1995. Gross margin as a percentage of net sales was 40.0% for the three months ended September 30, 1996 compared with pro forma margin of 41.5%. The decrease in gross margin percentage was due to the change in product mix to lower margin products as a result of increased sales in contracting manufacturing and the Style(R) product line.

           Operating expenses of $11.2 million for the three months ended September 30, 1996 decreased by $0.5 million, or 3.9%, as compared with pro forma operating expenses for the same period in 1995. This decrease is principally attributable to a reduction in marketing due to timing, reduced brokerage as a result of a change in product sales mix and lower sales in 1996, and the savings realized in 1996 as a result of the organizational restructuring implemented in the second quarter of 1995 and the first quarter of 1996.

           Interest expense was $0.3 million for the three months ended September 30, 1996 and $0.4 million for the same period in 1995. This decrease was due to a pay-down of $8.0 million by the Company on its revolver with Norwest from the proceeds of its Initial Public Offering in the second quarter of 1996.

           Other income for the three months ended September 30, 1996 was $0.4 million as compared with $0.02 million for the same period in 1995. This increase is attributable to the increase in interest income from the investment of the additional cash available as a result of the Company's Initial Public Offering in the second quarter of 1996, and a gain on the sale of equipment.

            As a result of the foregoing factors, the net income for the three months ended September 30, 1996 was $0.6 million, compared to pro forma net income of $0.3 million for the three months ended September 30, 1995.


Nine Months Ended September 30, 1996 (Historical) Compared to Nine Months Ended September 30, 1995 (Pro Forma)

            Total net sales for the nine months ended September 30, 1996 were $89.4 million, compared with pro forma net sales of $91.7 million for the same period in the prior year, a decline of 2.5%. Although the Company experienced sales increases from the Style(R) line of products and contract manufacturing during the nine months ended September 30, 1996, the Company experienced sales decreases in both Permasoft(R) and Salon Style(R). Lamaur's new management implemented a strategy that includes increased advertising that began in the quarter ended June 30, 1996 intended to reverse the decline in Permasoft(R) sales. Salon Style(R) was introduced in 1994 and was supported by a heavily funded marketing campaign through the first four months of 1995. In April 1995, Dow discontinued advertising of Salon Style(R) in conjunction with the decision to sell the Lamaur Division. During the next ten months, Salon Style(R) was not supported with any advertising funds until the new Lamaur management team reinstituted an aggressive marketing campaign in the first quarter of 1996. Management believes that over time, its new campaign can reverse the decline in Permasoft(R) and Salon Style(R) sales.

           Gross margin for the nine months ended September 30, 1996 decreased by $2.6 million, or 7.0%, as compared with pro forma gross margin for the same period in 1995. Gross margin as a percentage of net sales was 38.2% for the nine months ended September 30, 1996, as compared with pro forma gross margin of 40.0% during the same period in 1995. The decrease in gross margin percentage in 1996 was due to a change in product mix to lower-margin products as a result of an increase in sales of the lower-margin Style(R) line of products and contract manufacturing, and a decrease in consumer retail purchases of the higher margin Permasoft(R) and Salon Style(R) product line.

           Operating expenses of $33.0 million for the nine months ended September 30, 1996 decreased by $1.3 million, or 3.8%, as compared with pro forma operating expenses for the same period in 1995. This decrease is principally attributable to a reduction in marketing due to timing, reduced brokerage as a result of a change in product sales mix and lower sales in 1996, a charge in 1995 related to the write-off of a mold for discontinued product packaging, and the savings realized in 1996 as a result of the organizational restructuring implemented in the second quarter of 1995 and the first quarter of 1996.

            The $11.0 million write-down of assets by Dow in the first quarter of 1995 reflected a further adjustment in the carrying value of Lamaur to its net realizable value in connection with Dow's decision to sell Lamaur. Future significant changes are not expected as all assets and liabilities were recorded at their estimated fair value at the date of the Company's acquisition of Lamaur.

            As a result of the foregoing factors, the operating income for the nine months ended September 30, 1996 was $1.2 million, as compared with a pro forma operating loss of $8.5 million in the same period in 1995. Excluding the write-down of assets, the pro forma operating income for the nine months ended September 30, 1995 would have been $2.5 million.

            Interest expense remained relatively unchanged for the nine months ended September 30,1996 and 1995 at $1.1 million and $1.2 million respectively.

            Other income for the nine months ended September 30, 1996 was $0.5 million as compared with $0.1 million for the same period in 1995. This increase is attributable to the increase in interest income from the investment of the additional cash available as a result of the Company's Initial Public Offering in the second quarter of 1996, and a gain on the sale of equipment.

           As a result of the foregoing factors, net income for the nine months ended September 30, 1996 was $0.5 million, as compared with a pro forma net loss of $9.6 million for the same period in 1995.



Historical Results of Operations

Three Months Ended September 30, 1996 and 1995, and Nine Months Ended September 30, 1996 and 1995

           The Company was in a development stage and had no revenues until it completed the acquisition of Lamaur in November 1995. Operating expenses of $11.2 million were incurred in the three months ended September 30, 1996, as compared with $0.3 million in the three months ended September 30, 1995, and operating expenses of $33.0 million were incurred in the nine months ended September 30, 1996, as compared with $0.5 million in the nine months ended September 30, 1995. The higher operating expenses for 1996 primarily reflect the inclusion of Lamaur's operating expenses. Prior to the Lamaur acquisition, the Company's operating expenses were comprised of marketing, administrative, and other operating expenses incurred to support the Company's technology development and research activities. As a result of the foregoing factors, the Company generated net income of $0.6 million in the three months ended September 30, 1996, as compared with a net loss of $0.3 million for the same period in 1995, and net income of $0.5 million in the nine months ended September 30, 1996, as compared with a net loss of $0.5 million in the same period in 1995.


Liquidity and Capital Resources

            The Company has primarily financed its working and other capital requirements from equity infusions and borrowings from certain of its shareholders.

            At September 30, 1996, the Company had $12.6 million in cash and cash equivalents. In May 1996, the Company completed its Initial Public Offering for the sale of 2,600,000 shares of common stock at $8 per share. Net proceeds to the Company were approximately $18.0 million.

            In June 1996, the Company used $8.0 million of the net proceeds from its Initial Public Offering to pay down a portion of its revolver with Norwest Business Credit, Inc. As of September 30, 1996, the Company had approximately $6.0 million of debt outstanding under its revolver agreement with Norwest. The revolver currently bears interest at the annual rate of 8.75% which is 0.50% over Norwest's current base rate. The Company may, from time to time, increase its borrowings under its revolving line of credit up to $14.0 million, as needed for its working capital and general corporate requirements.

           Upon the completion of the Initial Public Offering, the $5.0 million convertible note with Dow converted into 763,500 shares of Series B convertible preferred stock, the holders of which are entitled to dividends ($400,000 annually), which will accrue whether or not declared, and will be cumulative to the extent not paid.

            As a result of the above, the Company's long and short-term debt has been reduced to $14.0 million from $23.0 million at December 31, 1995.

           Accounts Receivable at September 30, 1996 increased $4.9 million and Inventories decreased $2.6 million from December 31, 1995, principally due to higher sales in September 1996 compared to December 1995.

            Management believes that the Company's cash on hand, anticipated cash flow from operations, and the amounts available to the Company under the Norwest Credit Agreement will be sufficient for its working capital, capital expenditures, and debt service and preferred stock requirements for at least the next 18 months.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.  None.

Item 2.     Changes in Securities.  None.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4.     Submission of Matters to a Vote.  None.

Item 5.     Other Information.  None.

Item 6.     Exhibits and reports on Form 8-K.
            (a) Exhibits. The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

            11.1 Statement re: computation of per share earnings.
            27.1 Financial Data Schedule.

            (b)   Reports on Form 8-K. None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        ELECTRONIC HAIR STYLING, INC.
                                                (Registrant)





DATE:             November 11, 1996      /s/      John D. Hellmann
                                         Vice President-Finance and Chief
                                         Financial Officer (Principal
                                         Financial and Accounting Officer)