Form 10-K
period 1996-12-31
LAMAUR CORP
filed 1997-03-31
CIK 1011154

UNITED STATES
                 SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996     Commission file number  0-28174

                      The Lamaur Corporation
         (Exact name of registrant as specified in its charter)


                Delaware                              68-0301547
     (State or other jurisdiction of               (I.R.S. Employer
       incorporation of organization)                Identification No.)

           One Lovell Avenue, Mill Valley, California 94941
           (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (415) 380-8200

Securities   registered  pursuant  to  Section 12(b) of the Act: None

Securities   registered  pursuant  to  Section 12(g) of the Act:

Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 1997 was approximately $14,034,814. This number is calculated by excluding all shares held by directors, Intertec Holdings L.P. and DowBrands, Inc. without conceding that all such persons or entities are affiliates of registrant.
As of February 28, 1997, there were 5,642,995 outstanding shares of the registrant's common stock, $.01 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE.

PART III: Portions of Proxy Statement for 1997 annual meeting of stockholders.

PART I

Item I.  BUSINESS

Overview

The Lamaur Corporation (the "Company") was incorporated under the laws of the State of Delaware on January 4, 1996. The Company's predecessor, Electronic Hair Styling, Inc., was incorporated in the State of Washington on April 1, 1993 and, effective March 18, 1996, it merged with the Company to accomplish a Delaware reincorporation. Effective November 15, 1995, as a result of the acquisition of the Personal Care Division of DowBrands L.P. (an affiliate of The Dow Chemical Company), the Company became a successor to a business started in 1930 known prior to its acquisition by DowBrands in 1987 as Lamaur Inc. On March 26, 1997, the Company changed its name to The Lamaur Corporation. The Company is a major producer of personal hair care products in North America.

Through its Lamaur division based in Fridley, Minnesota, the Company develops, formulates, manufactures and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, permanent wave products and other styling aids, for both the consumer and professional hair care markets. Corporate functions, including corporate development, investor relations, science and technology, and financial and legal services, are managed at the Company's headquarters in Mill Valley, California.

The Company's products are distributed to consumer retail outlets, professional salons and specialty shops. The Company also contract manufactures a variety of aerosol and other liquid filling products. The Company believes it was among the ten largest manufacturers in the United States in 1996 in three categories of hair care products - shampoos, conditioners and styling aids. The Company is also engaged in the early stages of research and development of Electronic Chemistry(TM), a new hair styling concept which is intended to combine electronics and chemicals to create new products designed to color, style and condition hair quickly, without the damaging side effects often experienced with most chemical-based hair styling products. The Company's patented technology is licensed from an affiliate. Research activities during 1996 have been primarily directed towards conducting early-stage coloring and styling experiments with respect to the reaction of hair samples to electromagnetic signals.

During 1996, the Company integrated the new senior management team, restructured the national sales organization, reduced manufacturing costs, implemented an "Americas" expansion strategy with its initial phase to develop markets in Canada, Puerto Rico and Mexico, developed and implemented corrective marketing strategies for existing retail products, introduced and began shipments of Willow Lake(TM) and Apple Pectin(R) Naturals, brands of premium priced products in the retail and salon markets, respectively, and doubled the number of exclusive professional market distributors for the Pativa(R) line of products.

The Company restructured its contract manufacturing activity, forming a new profit center and increased the level of contract manufacturing business in 1996. In addition, the Company raised $18.1 million through an initial public offering, applying $8 million to reduce acquisition debt and $10 million to working capital. The Company also continues to explore opportunities for acquisitions or strategic relationships that may enable it to expand its hair care product lines or diversify its business into other segments of the personal care market.

The Company's product lines are sold through consumer retail outlets by its Retail Group (the "Retail Group") under the premium-priced Willow Lake(TM) and Perma Soft(R), mid-priced Salon Style(R) and value-priced Style(R) brand names. Most product lines contain a wide assortment of shampoos, conditioners and styling products positioned towards distinct consumer segments. In addition, a full line of high quality, premium-priced products including shampoos, conditioners, hair sprays, perms and a variety of styling aids are sold to the professional salon and specialty shops market by its Salon Group (the "Salon Group") under the Nucleic A(R), Apple Pectin(R), Apple Pectin Naturals,
Vita/E(R) and Pativa(R) brand names. Sales by the Retail Group during 1996 accounted for 59.3% of the Company's total revenues, and are made to mass merchandisers, food stores, drug stores and others by a combination of the Company's direct sales force and a network of independent brokers. Sales by the Salon Group to the professional market, including sales to distributors who then sell to professional salons and specialty outlets, are made directly by the in-house sales force, and during 1996 accounted for 14.4% of the Company's total revenues. The Company also manufactures certain products, principally aerosol sprays, on a contract basis for third parties. Those activities during 1996 accounted for 26.3% of the Company's revenues.


Industry Overview and Investment Considerations

Worldwide retail sales of chemical hair care products in 1995 were approximately $26 billion, of which approximately $4.6 billion represented sales in North America. It is estimated that by 2000, worldwide retail sales of hair care products will reach approximately $32.8 billion, with approximately $5.6 billion attributable to sales in North America.

There have been changes in consumers' buying patterns toward higher priced shampoos and conditioners and specialty niche products. In addition, the cost of goods sold in the hair care products market has been rising steadily for several years; however, intense competition has prevented manufacturers and distributors from passing those increases on to customers. The result has been an erosion in profit margins among the industry's competitors generally, although this effect has been less pronounced in certain market niches that are characterized by premium pricing and fewer competitors. Consequently, the hair care industry has been experiencing both a consolidation in the number of competitors and a globalization in the marketing efforts. The Company believes that currently five companies (L'Oreal, Unilever, N.V. The Procter & Gamble Company, Wella, and Alberto-Culver Company) account for approximately 65% of worldwide sales in the hair care products industry.

The Company has a limited operating history evolving from its development stage in 1995 by acquiring the operations of the Personal Care Division of DowBrands. The Personal Care Division had experienced nine consecutive years of losses and even though new management implemented a turnaround strategy which resulted in operating profits for 1996, management does not consider the turnaround to be complete and no assurance can be given that earnings will be available for 1997 or for future periods. Because of significant competition, additional working capital may be needed to correct brand marketing strategy and to introduce new brands. With the Company's historical losses and the uncertainty of future earnings, additional working capital may not be available, and the absence of such working capital could have a material adverse impact on the Company. It is for the above reasons that the Company's Common Stock could be subject to substantial volatility.

Because of the complexity of the turnaround, the loss of senior management could also have a material adverse effect on performance. In addition, for the next several years the Company will have a dependence on its largest customers, including DowBrands and Wal-Mart. Any significant change in sales to these customers could materially effect the Company's performance. The Company's new Electronic Chemistry(TM) technology and its underlying principles have not been commercially developed, and no assurance can be given that products will ever be derived from the technology and if successfully developed that such products will be accepted by the market or would comply with government regulations.

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding sales and marketing plans for 1997, plans with respect to the Company's technology, liquidity and capital resources, potential for growth in revenue and earnings in 1997, the turnaround of the Company, and the Company's growth potential. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Such risks include market acceptance of the Company's products, effectiveness of recently adopted initiatives, competition, the Company's ability to implement appropriate cost controls, price changes by the Company or its competitors and fluctuations in capital and operating results.

Products

The Company formulates and manufactures a broad range of hair care product lines, consisting of approximately 90 products, marketed under several distinct brand names. Product lines sold through consumer retail outlets include Willow Lake (TM), Perma Soft(R), Salon Style(R), and Style(R) brand names most of which are widely recognized by retailers and consumers. Most lines contain a broad assortment of shampoos, conditioners and styling products and are positioned toward a distinct consumer segment. Product lines used by stylists and sold by salons and beauty supply stores throughout the United States and in Canada include shampoos, conditioners, hair sprays, perms and a variety of styling aids sold under the Pativa(R), Nucleic A(R), Apple Pectin(R), Apple Pectin Naturals and Vita/E(R) brand names. In addition, the Company also manufactures products, principally aerosol sprays, under contract for third parties.

The following table sets forth the Company's principal brands and products sold within each brand during 1996:

                                                         Retail Brands

Brand                                      Shampoos and Conditioners                      Styling Aids and Perms

Willow Lake (TM).................. Cherry Bark & Irish Moss Conditioning Shampoo;
                                Citrus & Rosemary Shampoo; Lavender & Mint
                                Shampoo;  Witch Hazel & Honeysuckle Shampoo;
                                Hops, Apricot & Almond Conditioner; Sunflower,
                                Honey & Hibiscus Conditioner;  Vitamin E,
                                Carrot Extract & Milk Protein Conditioner
Perma Soft(R).................... Revitalizing Shampoo, Moisturizing Shampoo,      Hair Sprays (aerosol and nonaerosol),
                                Extra Body Shampoo, Shampoo Plus Conditioner,    Mousse, Gel, Frizz Control Cream, Shine
                                Revitalizing Conditioner, Moisturizing           Treatment, Conditioning Foam,
                                Conditioner, Extra Body Conditioner, Deep        Revitalizing Spray
                                Reconditioning Treatment, Moisturizing Mist
                                Conditioner
Salon Style(R)................... Moisture Potion(R)Shampoo, Therapy Shampoo,       Hair Sprays (aerosol and nonaerosol),
                                Strengthening Shampoo, NutriShine Shampoo,       Spray Gel, Vitafixx(TM)Spritz, Body
                                Hydration Conditioning Shampoo, Botanical        Boost(R)Mousse, Defrizz 'N Shine(R)
                                Reconstructing Conditioner, Moisture Potion(R)   Hydrating Cream
                                Conditioner, Detangling Conditioner, Pro Mist
                                Leave-On Conditioner, Hydro Balance Hair Masque
Style(R)......................... Moisturizing Shampoo, Extra Body Shampoo,        Hair Sprays (aerosol and non-aerosol),
                                Regular Shampoo, Strawberry Shampoo, Nourishing  Gel, Mousse, Dry Style(R)Hair Spray for
                                Shampoo, Coconut & Papaya Shampoo, Moisturizing  Men (aerosol)
                                Conditioner, Extra Body Conditioner, Regular
                                Conditioner, Strawberry Conditioner, Deep
                                Conditioning Conditioner, Coconut & Papaya
                                Conditioner

                                                      Salon Brands

Brand                                      Shampoos and Conditioners                      Styling Aids and Perms

Pativa(R)........................ Curl Cleanse Shampoo, Revitalizing Volumizing    Mousse, Spritz, Design Creme,
                                Cleanse Shampoo, Moisturizing Cleanse Shampoo,   Alternative Wave (Normal), Alternative
                                Curl Revitalizer Conditioner, Leave-In           Wave (Tinted), Sprae Concentrate Hair
                                Fortifier, Moisturizing Rinse, Replenishing      Spray
                                Hair Masque
Nucleic A(R)..................... Body Plus(R)Shampoo, Proteplex(R)Shampoos and      Botanical(TM)Hair Spray, Gel
                                Conditioner
Apple Pectin(R).................. Shampoo and Conditioner, Moisturizing Shampoo,   Moisturizing Hair Spray, Acid Perm,
                                ScentSates(TM)Shampoos and Conditioners, Apple     Apple Pectin Plus(R)Perm, Ten-Minute
                                Pectin Plus(R)Shampoo and Conditioner in One      Wave, Ultra Hold Mousse, Styling Creme
Apple                           Pectin   Naturals..........    Witch   Hazel   &
                                Honeysuckle  Shampoo,  Irish Moss & Cherry  Bark
                                Shampoo;  Rosemary & Grapefruit  Shampoo;  Hops,
                                Apricots & Almonds Conditioner; Sunflower, Honey
                                & Hibiscus  Conditioner;  Milk  Protein,  Carrot
                                Extract & Vitamin E  Conditioner;  Peppermint  &
                                Lavender Bath & Body [Body Wash]
Vita/E(R)........................ Shampoo, Conditioners                            Perm, Hair Spray, Ultrahold Hair Spray,
                                                                                 Unscented Hair Spray, Maximum Hold Hair
                                                                                 Spray, Ultra-hold Concentrate Hair Spray

Other Salon Products........... Natural Man(TM) Conditioning Shampoo, Bone Marrow(R)  Natural Man(R) Styling Creme, Natural
                                Conditioners                                     Man(R) Hair Spray, Natural Woman(R) Hair

                                                                                 Spray, CO-A(R)Perm, CO-A Kinetics(R)Perm,
                                                                                 Lamaur Inception(R) Thio-Free Perm, Strata(R)
                                                                                 Perm, Gamma pHactor(R) Wave Set and Concentrate,
                                                                                 Beauti-Lac(R) Hair Spray, Stylac(R) Hair Spray,
                                                                                 Sprayage(R) Hair Spray, Body Plus Mousse, Axiom(R)
                                                                                 Perm, Body for Sure(R) Perm

Willow Lake(TM), a new "high-end" retail hair care product line positioned as "Nature's Prescription for Beautiful Hair(TM)" began shipments in the fourth quarter of 1996. The line of shampoos and conditioners is the Company's newest entry in the "naturals" segment of the hair care category.

Perma Soft(R), which is a "high-end" retail product line, is intended to meet the needs of a large segment of consumers who use permanent wave products or color treat their hair.

Salon  Style(R),   launched  in  1994,  is  a  line  of  "mid-priced"  shampoos, conditioners and styling aids positioned as "Salon Quality at a Fraction of the Price."

Style(R) is the Company's "value priced" brand, intended for use by the entire family.

Apple Pectin Naturals was introduced to the salon industry at the Beauty and Barber Supply Institute (BBSI) convention in Las Vegas, Nevada in July 1996. The Company began shipments in the fourth quarter of 1996. The new Apple Pectin Naturals product line will further the Salon Group's sales of "natural" products into the professional market.

Apple Pectin(R), originally introduced to salons in 1978, was one of the first product lines based on an ingredient found in nature.

Pativa(R) is a full line of professional salon shampoos, conditioners and styling products which includes an innovative wave technology that eliminates the neutralizer step. Launched in March 1995, Pativa(R) line provides the Salon Group with a product line distributed by exclusive dealers to full service salons.

The following table sets forth certain information concerning the Company's net sales by group in each of the last three fiscal years:

                                                  1996                          1995                          1994

Retail...........................         $  69,432       59.3 %       $  73,256         62.2 %     $  80,669          66.5%
Salon............................            16,833       14.4            16,947         14.4          16,928          14.0
Contract Manufacturing (1).......            30,818       26.3            27,563         23.4          23,680          19.5

Total:...........................          $117,083      100.0 %        $117,766        100.0%       $121,277         100.0%
-------------------------------------



     (1) Contract manufacturing sales included sales to DowBrands of $22.2 million, $21.4 million and $19.3 million in each of the years ended December 31 1996, 1995, and 1994, respectively.

Marketing and Distribution

The Company's consumer retail sales are made to mass merchandisers, food stores, drug stores and other retail outlets, as well as to wholesalers who service retail outlets, resulting in the Company's products being sold in more than 60,000 retail outlets in North America. Sales for the Retail Group are carried out through a combination of the Company's own sales force and independent brokers. Salon Group products are distributed to professional salons and specialty shops through a network of independent distributors served by the Company's sales force.

The Company currently maintains more than 1,800 active customer accounts and no customer other than DowBrands and Wal-Mart accounted for more than 10% of the Company's total net sales in any of the last three years. DowBrands accounted for 16%, 18% and 19% of the Company's total net sales in each of 1994, 1995 and 1996, respectively, and Wal-Mart accounted for 18%, 18% and 17% of the Company's total net sales in each of 1994, 1995 and 1996, respectively. The loss of sales to DowBrands, Wal-Mart or other significant customers could have a material adverse effect on the business and operations of the Company. There are no contractual obligations from any customers to make continuing purchases from the Company, although DowBrands has agreed to purchase all of its future requirements for certain products from the Company through November 1997. The Company is currently engaged in discussions to extend the term of this agreement.

The Company promotes sales of its products utilizing substantial advertising, consumer promotions and merchandising support programs. During the years ended December 31, 1994, 1995 and 1996, the Company's marketing support expense was approximately $31.4 million, $23.8 million and $23.8 million, respectively.

In view of the intensely competitive nature of the personal hair care products industry, new product introductions require proportionally higher costs relative to sales than costs for well-established products during the introductory period. While those expenditures materially impact results of operations in the particular period in which they are incurred, they assist in the Company's growth beyond that period if the new product is ultimately successful.

The Company anticipates incurring increased expenditures in connection with its marketing activities in the next two years, and expects to utilize substantial cash resources to fund those activities. These activities include (i) expanding its product mix by introducing new products, particularly Willow Lake(TM), (ii) restaging certain other existing products, and (iii) enhancing the Company's marketing efforts, particularly in connection with its commencement of activities outside the United States. The Company plans to increase retail sales in Mexico and Canada during 1997, and is considering expansion into other international markets. Expanding the Company's international market share in Mexico, Canada and elsewhere will require the Company to address competitive factors similar to those it faces in the United States, factors unique to those markets, as well as to comply with any local regulatory requirements.


Research and Development

The Company continuously engages in the development of new products and improvements to its existing formulations and maintains extensive laboratory facilities for those purposes. The Company relies principally on the experience of its staff in connection with formulating new products. The Company's research and technical staff of approximately 21 persons works closely with the Company's sales and marketing groups to keep current with changes in consumer tastes and new product developments in the industry. The Company believes its research and development efforts are enhanced materially by the availability of its on-site salon, which is fully equipped to permit the testing of new products and improvements in conditions that simulate those actually encountered by consumers. The Company maintains extensive laboratory, quality assurance and quality control facilities. Examples of products recently developed include (i) the Willow Lake(TM) product line, a complete consumer-oriented line of natural hair care products introduced in 1996, and (ii) Apple Pectin (R) Naturals for the professional salon and specialty market, introduced in 1996.

The Company believes that the absence of any fundamental change in the technology underlying hair care products for several decades, combined with the substantial global market for hair care products, presents an opportunity for new technologically oriented products. In the Company's view, electronically controlled and managed hair styling products that use chemicals and provide quick and convenient application can gain widespread consumer acceptance if they are successfully developed and properly marketed. The Company's strategy is using licensed technology to develop a line of advanced hair styling products and, if it is successful in doing so, eventually to compete significantly on that basis. There can be no assurance, however, that the Company will be able to develop such advanced hair styling products or, if it does, that they will be commercially successful.

Research activities during 1996 have been primarily directed towards conducting early-stage coloring and styling experiments with respect to the reaction of hair samples to electromagnetic signals. These experiments have been conducted under contract with the Company's virtual laboratory at TRI/Princeton. Such services are expected to continue through 1997. Substantial additional research and development will be required before any prototype product containing its licensed technology could be delivered, and the Company believes that the earliest any prototype product might be introduced would be the second half of 1998. The timing of introduction of its first commercial product will also depend on the time required to obtain any required regulatory approvals. There can be no assurance however, that the Company will be able to develop such advanced hair styling products or, if it does, that they will be commercially successful

Manufacturing and Supply

All the Company's manufacturing, packaging and warehousing operations are located in a 438,000 square foot facility in Fridley, Minnesota. The production area comprises 135,000 square feet and includes formula compounding areas, quality control laboratories, multiple fully-automated, high speed aerosol and liquid filling lines and state-of-the-art packaging facilities. The compounding or mixing department utilizes a combination of manual and fully-automated batch processing systems. A portion of the aerosol batching is controlled by an automated computer-driven blending system which has significantly improved efficiencies and product integrity. The high speed fully-automated packaging equipment used for both liquid filling and aerosol lines runs at speeds of up to 300 containers per minute. The Company believes it is an industry leader in fully automating its production facilities. The Company has substantial excess production capacity, which it currently intends to utilize in connection with any expansion of its contract manufacturing activities.

The Company maintains a strict internal control system to monitor the quality of its products. The quality control laboratory is well equipped and capable of conducting both micro and analytical testing. The Company also maintains product liability insurance at levels it believes to be adequate.

Raw materials used by the Company are principally alcohol, surfactants, fragrances, propellants and a wide variety of packaging materials and compounds including containers such as aerosol cans, cardboard boxes and plastic containers, container caps, tops, valves and labels, all of which are purchased from outside sources. The Company's principal raw materials and packaging components are available from several domestic suppliers and it is not dependent on the availability of supplies from any single source. While at times the hair care industry has experienced a shortage of raw materials of the types essential to the Company's business, because the Company has long-established supplier relationships and has developed alternative raw material substitutes, it does not anticipate any difficulty in obtaining adequate supplies of raw materials to meet its needs. Similarly, while the industry has from time to time experienced raw material cost increases, the Company believes it has been and remains able to purchase its requirements at competitive prices from sources that are readily available in the vicinity of the Fridley, Minnesota, facility.

The Company uses tank railcars to transport certain high volume raw materials. Trucks are used to transfer smaller volume raw material requirements as well as packaging components such as aerosol cans, plastic bottles and caps, and cardboard shipping containers. A separate tank farm for above-ground bulk storage of chemicals and aerosol propellants is located adjacent to the plant.

The Company maintains inventory of raw materials and packaging materials as well as certain finished goods in its on-site warehouse that comprises 265,000 square feet. Finished inventory generally is warehoused for distribution throughout the United States at the Company's plant, but products produced for third parties are immediately released to third party warehouses and do not remain on the Fridley site as inventory. As many as twelve over-the-road truck trailers can be loaded and unloaded in the plant's warehousing and shipping area at one time.

Contract manufacturing of household cleaning and hair care aerosol sprays and liquid products for others, particularly with respect to the production of aerosol spray products utilizing the Company's automated high speed production lines, has contributed 20% or more to the Company's sales in each of the last three years. Since the beginning of 1996, the Company has obtained new contract manufacturing orders from new customers. The Company recognizes revenues from such orders only upon shipment. In November 1995, the Company and DowBrands entered into a two-year agreement (with two additional one-year extensions at Dow's election) pursuant to which the Company will continue to serve as DowBrands' sole supplier of certain household cleaning products, subject to the Company maintaining competitive pricing and delivery schedules.


Government Regulation

The Company's manufacturing and packaging operations are subject to a wide range of federal, state and local regulations. These regulations include the applicable cosmetic purity and labeling requirements prescribed by the federal Food, Drug and Cosmetic Act, the applicable labeling provisions of the Fair Packaging and Labeling Act, the discharge, handling and disposal of hazardous wastes regulations contained in applicable environmental laws, and the plant and laboratory safety requirements of various applicable occupational safety and health laws. Existing and future aerosol-based products are also expected to be subject to state and, possibly, federal standards relating to permissible levels of volatile organic compounds. The Company does not expect that compliance with those standards will adversely affect its revenues or costs. The Company is also subject to federal regulations concerning the content of its advertising, trade practices and certain other matters.

A Phase I environmental assessment of the Fridley facility was performed in late 1995. No environmental pollution was identified. The Company is not aware of any environmental pollution or liabilities arising out of any past or present activities of either DowBrands Personal Care Division or the Company. Additionally, DowBrands Inc. has agreed, for a period of eight years (but only until May 15, 1996, with respect to asbestos related matters, if any) to indemnify the Company against environmental liabilities in excess of $150,000 arising at the Fridley facility from events that occurred prior to the acquisition.

The Company believes it has complied in all material respects with regard to governmental regulations applicable to it. To date, those regulations have not materially restricted or impeded the Company's operations.


Patents and Trademarks

The Company markets its products under a number of trademarks and trade names that are registered in the United States and several foreign countries. The Company will seek to register significant marks and names in other foreign countries when it enters them. Principal trademarks of the Retail Group include Willow Lake (TM) Perma Soft(R), Color Soft(TM), Salon Style(R) and Style(R). The Salon Group trademarks include Pativa(R), Nucleic A(R), Apple Pectin(R), Apple Pectin Naturals and Vita/E(R). The Company believes its position in the marketplace is significantly dependent upon the goodwill engendered by its trademarks and trade names, and therefore considers trademark protection to be material to its business. Although the Company owns certain patents, its business is not materially dependent upon any patent, license, franchise or concession, whether owned by or licensed to the Company.

The Company believes that protection of its proprietary technology (which includes certain technology licensed from an affiliate) and know-how is critical to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with all its critical employees, as well as by limiting the availability of certain critical information to a small number of key employees. The Company intends to pursue a vigorous patent application program in the United States. To date, it has obtained the rights, pursuant to an exclusive license, to cosmetic hair care applications of the technology reflected in a United States patent (No. 5,395,490, issued to Messrs. Don Hoff and Joseph Stiley in March 1995, and expiring in March 2012), that it believes is important to the protection of the core technology underlying its research activities. Mr. Hoff, Chairman and Chief Executive Officer, and Mr. Stiley, Director and Company consultant, are affiliates of the Company. The Company believes that the patent, which contains claims relating to the method of applying electronic signals at frequencies determined by the natural characteristics of a material in order to alter certain molecular bonds in that material, provides broad coverage, and hence significant protection, for its proprietary technology; however, there can be no assurance that this will be the case. Moreover, the Company currently has no patent protection for its technology outside the United States, and may be unable to obtain even limited protection for its proprietary technology in foreign countries.

The Company believes that its current and anticipated business does not and will not infringe on any patent owned by others.

Competition

The markets for the Company's products are very competitive and sensitive to changing consumer needs and preferences. They are characterized by frequent introductions of competitive products, often accompanied by major advertising and promotional activities.

The Company competes primarily on the basis of product quality, price, marketing and brand name recognition. As a result of competitive conditions in the industry, which have adversely affected profit margins, and growing consumer demand for greater product convenience and performance, the industry has been experiencing a consolidation and a globalization in the activities of its members. The hair care products market is dominated by large, multi-national corporations, all of which compete with the Company and have greater financial and other resources than those of the Company. The Company believes it was among the ten largest manufacturers in the United States in 1996 of three categories of hair care products- shampoos, conditioners and styling aids. Principal competitors include The Procter & Gamble Company, Unilever N.V. (Helene Curtis), Bristol-Myers Squibb Company (Clairol), L'Oreal S.A. (Cosmair) and
Alberto-Culver Company, and those of the Salon Group include Bristol-Myers Squibb Company (Clairol and Matrix), Nexxus, and Wella AG (Redken).

Personnel

The Company employed 336 persons as of December 31, 1996. None of the Company's employees is a member of a labor union. The Company considers its relationship with its employees to be good.

Item 2. PROPERTIES

The Company owns its facility in Fridley, Minnesota, near Minneapolis. This facility contains administrative, laboratory, production and warehousing areas. The 438,000 square foot, primarily single story, air conditioned plant is located on a 25 acre site, and includes an approximately 38,000 square foot, two story office center that houses the administrative staff, research laboratories, computer services and the test salon. The Company believes the facility, which was constructed in 1969 and improved during the 1980s at a total cost in excess of $60 million, is well maintained and adequate for its contemplated needs. The Company has excess production capacity, which it intends to utilize for new products and for possible expansion of its contract manufacturing activities.

The Company leases its 6,008 square foot office facility in Mill Valley, California, near San Francisco, from Intertec, a division of Innovative Capital Management, Inc.. The term of the lease is for three years commencing October 1, 1996.

Item 3. LEGAL PROCEEDINGS
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                                              Executive Officers of the Registrant

                                                                                        ELECTED TO PRESENT
-------------------------  --------------------------------------------  -----------         POSITION
          NAME                               POSITION                        AGE

Don G. Hoff                Chairman of the Board and Chief Executive         62                1993
                           Officer
--------------------------
John D. Hellmann           Vice President, Chief Financial Officer           47                1995
--------------------------
John A. Anzur              Vice President, General Counsel                   41                1996
--------------------------
Donald E. Porter           Vice President, Corporate Development.            57                1993
--------------------------
Richard T. Loda            Vice President, Science and Technology            48                1996
--------------------------
Dominic J. LaRosa          President and CEO - Lamaur Division               54                1995
--------------------------
Ronald P. Williams         Executive Vice President - Lamaur Division        53                1996
--------------------------
William M. Boswell         Vice President, Sales - Retail Group of the       55                1995
                           Lamaur Division
--------------------------
Michele L. Redmon          Vice President, Marketing - Retail Group of       41                1995
                           the Lamaur Division
--------------------------
Jay T. Olson               Vice President , Finance - Lamaur Division        45                1996
--------------------------
Michael L. Flahaven        Vice President - Salon Group of the Lamaur        40                1997
                           Division


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the NASDAQ National Market under the symbol LMAR. The table below sets forth the range of the high and low sale prices, as reported by the NASDAQ stock market during last year. Previous to March 26, 1997 the Company traded under the symbol EHST.

                                                        1996
                                           High                         Low
     Second Quarter *                   $  8 .250                    $  5.250
     Third Quarter                          6.000                       3.750
     Fourth Quarter                         4.875                       3.125

*Includes only the period May 23, 1996, the first trading date after the Company's initial public offering, to June 30, 1996.

As of March 3, 1997, the number of holders of record of the Company's Common Stock was 377 and the number of holders of record of the Company's Preferred Stock was one. As for the Common Stock, this number does not include beneficial holders where shares are held of record by nominees.

Dividends are payable with respect to the Series A Preferred Stock only to the extent (on an as-converted basis) that dividends are declared payable on the Common Stock. The Series B Preferred Stock is entitled to cumulative cash dividends at the rate of 8.0% per annum, payable quarterly ($400,000 annually).

The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The payment of future dividends will depend on the evaluation by the Company's Board of Directors of such factors as it deems relevant at the time. Currently, the Board of Directors believes that all of the Company's earnings, if any, should be retained for the development of the Company's business. In addition, payment of dividends on the Common Stock is prohibited by the terms of the Norwest Credit Agreement and is restricted by the terms of its Preferred Stock.

In January 1996, the Company issued 15,575 shares of Common Stock to 311 employees for services rendered to the Company. The securities were valued at $6.00 per share. These securities were exempt from registration under Rule 701 under the Securities Act of 1933.

In May 1996 in connection with the Company's initial public offering, the Company issued warrants to purchase 182,000 shares of Common Stock to the Representatives of the Underwriters for a nominal amount. Also in May 1996 in connection with certain financial advisory services to be provided to the Company, the Company issued warrants to purchase 39,000 shares of Common Stock to Rodman & Renshaw, Inc. for a nominal amount. These securities were exempt from registration under Section 4(2) of the Securities Act. These warrants are initially exercisable at a price of $9.60 per share of Common Stock for a period of four years, commencing May 1997. The exercise price of the warrants and the number of shares of Common Stock issuable upon exercise thereof are subject to adjustment under certain circumstances. The warrants are redeemable by the Company on prior notice if the price of the Common Stock two years after the closing of the offering exceeds $20.00 for a 60-day period.

In June, 1996, the Company issued 9,900 shares pursuant to the exercise of a stock option. These securities were exempt from registration under Rule 701 under the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

                        SELECTED FINANCIAL DATA
                 (In thousands, except per share data)

Set forth below is selected financial data with respect to the statements of operations of the Company, for the twelve months ended December 31, 1996, 1995, 1994 and for the period from April 1, 1993 (Inception) to December 31, 1993, and the balance sheet data of the Company at December 31, 1996, 1995, 1994 and 1993. In addition, set forth below is selected financial data with respect to the pro forma statement of operations for the Company for the twelve months ended December 31, 1995. Such data presents the combined results of operations of the Company as if the acquisition of the Personal Care Division was effective as of January 1, 1995. The pro forma combined financial data includes all adjustments which the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of its results of operations for that period. The pro forma combined financial data does not purport to represent what the Company's results of operations would actually have been had the acquisition in fact occurred on the indicated date or to project the Company's results of operations for any future date or period.

In addition, included below is selected financial data with respect to the statements of operations for the Personal Care Division for the period from January 1, 1995 to November 30, 1995 (the effective date of the acquisition for financial reporting purposes) and the years ended December 31, 1994, 1993 and 1992, and the balance sheets of the Personal Care Division at December 31, 1994, 1993 and 1992. Such data were derived from the Personal Care Division financial statements, certain of which are included herein.

                                                          HISTORICAL                               PRO FORMA

                                                YEARS ENDED                                       ---------------------
                                                DECEMBER 31,                APRIL 1, 1993
                                  ----------------------------------------  (INCEPTION) TO
                                                                            DECEMBER 31, 1993     YEAR ENDED DECEMBER
                                       1996         1995 (1)     1994                             31, 1995
--------------------------------- -----------------------------------------                       ----------------------
SELECTED STATEMENTS OF
OPERATIONS DATA:

Total Net Sales                     $   117,083     $ 8,070      $   -          $   -                $  117,766
Cost of Goods Sold                       70,215       5,656          -              -                    71,395

Gross Margin                             46,868       2,414          -              -                    46,371
Operating Expenses                       45,641       3,496      557             1,565                   45,130

Write-Down of Assets                     -              -              -              -                  11,000

Operating Income (Loss)                   1,227      (1,082)    (557)           (1,565)                  (9,759)

Interest Expense                         (1,386)       (300)     (59)              (40)                  (1,554)

Other Income                                712         -             -              -                      101

Net Income (Loss)                   $       553     $(1,382)   $(616)         $ (1,605)               $ (11,212)(2)

Net Income (Loss) Per Share         $       .06    $   (.34)   $(.15)         $   (.44)               $   (2.74)

Weighted Average Shares
Outstanding (3)                            5609        4086     4086              3658                     4086

BALANCE SHEET DATA:
Working Capital (Deficit)           $    26,376    $ 10,346    $(466)         $    (27)

Total Assets                             61,566      42,967        6               134

Long Term Debt, less Current
Portion                                  14,723      20,350    1,000             1,000
Stockholders' Equity (Deficit)           30,252       6,594   (1,462)            1,057)


Financial Data of the Personal Care Division






                                                                                        Period from January 1,
                                                  Years Ended December 31,              1995 through
                                                1994           1993          1992       November 30, 1995 (4)
Selected Statements of Operations Data:
----------------------------------------
   Total net sales.....................      $121,277       $112,031      $124,288          $109,696
----------------------------------------
   Cost of goods sold..................        71,735         71,061        77,613            67,088
----------------------------------------

                                        -------------    -----------    ----------          --------

----------------------------------------
   Gross margin........................        49,542         40,970        46,675            42,608
----------------------------------------
   Operating expenses..................        57,830         53,851        56,014            42,344
----------------------------------------
   Write-down of assets................       120,100          -              -               11,000
----------------------------------------

                                        -------------    -----------    ----------         ---------

----------------------------------------
   Operating income (loss).............     (128,388)       (12,881)       (9,339)          (10,736)
----------------------------------------
   Interest expense from Dow...........       (5,805)        (6,643)       (6,055)           (1,603)
----------------------------------------
   Other income (expense), net.........           705            317         (328)               101
----------------------------------------

                                        -------------   ------------   -----------        ----------

----------------------------------------
   Net loss............................    $(133,488)      $(19,207)     $(15,722)         $(12,238)
----------------------------------------






                                                                 At December 31,
                                                       1994          1993         1992

Selected Balance Sheet Data:
-------------------------------------------
   Working capital.......................            $16,787      $11,457       $16,517
   Total assets..........................             58,021      180,376       190,605
   Net invested capital..................             47,493      169,058       179,654
-----------

     (1) Includes the results of operations of the Personal Care Division for the month of December 1995 following its acquisition by the Company.

     (2) Includes an $11.0 million write-down of assets required to adjust the carrying value of The Personal Care Division to its net realizable value in connection with Dow's decision to sell the Personal Care Division. Future significant charges are not expected as assets and liabilities were recorded at their estimated fair values at the date of the Company's acquisition of the Personal Care Division.

     (3) In accordance with the rules of the Securities and Exchange Commission, all common stock equivalents of the Company issued within one year of its initial public offering have been considered as outstanding since the inception of the Company using the treasury stock method even though they are anti-dilutive in loss periods. Common stock equivalents issued prior to one year of the Company's initial public offering are excluded in loss periods as they are anti-dilutive.

     (4) Results of operations of the Personal Care Division following its acquisition by the Company in November 1995 are included in the results of operations of the Company for the year ended December 31, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


Pro Forma and Historical Results of Operations

The following table sets forth pro forma statements of operations information in dollars and as a percentage of total net sales for each of the two years ended December 31, 1995, and the historical statement of operations information in dollars and as a percentage of total net sales for the year ended December 31, 1996. The pro forma information gives effect to the acquisition of the Personal Care Division as if it had occurred at the beginning of each period. The pro forma information is not necessarily indicative of future results of operations.


                                                            YEARS ENDED DECEMBER 31,
                                                                 (In Thousands)
                               -----------------------------------------------------------------------------------


                                          HISTORICAL                PRO FORMA                    PRO FORMA
                                            1996                      1995                        1994
                                                  %                         %                             %
------------------------------
Total Net Sales                    $  117,083    100.0 %      $117,766     100.0 %      $121,277        100.0 %
------------------------------
Cost of goods sold                     70,215     60.0          71,395      60.6          69,764         57.5

------------------------------     ----------    -------      --------     -----        --------        -------
Gross margin                           46,868     40.0          46,371      39.4          51,513         42.5

------------------------------
Operating expenses                     45,641     39.0          45,130      38.3          54,600         45.0

------------------------------
Write-down of assets                   -              -         11,000       9.4         120,100         99.0

------------------------------     ----------    -------       --------    -----        --------        -------
Operating income (loss)                 1,227      1.0          (9,759)     (8.3)       (123,187)      (101.5)

Other income (expense)
Interest expense                       (1,386)    (1.1)         (1,554)     (1.3)         (2,374)        (2.0)
     Other income                         712       .6             101        .1             705           .6

------------------------------     ----------    -------        -------    -----        --------        -------

Net income (loss)                  $      553       .5 %      $(11,212)     (9.5)%     $(124,856)      (102.9) %
                                   ==========    =======      =========    =====       ==========      =========

Year Ended December 31, 1996 (Historical) Compared to Year Ended
December 31, 1995 (Pro Forma)

Total net sales of $117.1 million for the year ended December 31, 1996 declined 0.6% compared to pro forma net sales of $117.8 million in 1995. During 1996, the Company experienced sales growth from its new product line Willow Lake(TM), contract manufacturing and its Style(R) product line. These increases were offset by sales decreases in the Perma Soft(R) and Salon Style(R) product lines.

The Company's management implemented a new marketing strategy that included increasing advertising that began in the quarter ended June 30, 1996, intended to stem the decline in Perma Soft(R) sales. In addition to supporting the brand with advertising, the Company is testing new line extensions designed to reverse the decline in sales.

In April 1995, DowBrands discontinued advertising of Salon Style(R) in conjunction with the decision to sell the Personal Care Division. During the next ten months, Salon Style(R) was not supported with any advertising funds. Although the Company reinstituted a marketing campaign which included advertising in the first quarter of 1996, Salon Style(R) continued to lose market share. The Company is developing and expects to implement a new marketing strategy for the Salon Style(R) brand in 1997.

In November 1995, the Company entered into a two-year contract in which DowBrands has agreed to purchase all of its future requirements for certain products. Contract manufacturing sales for 1996 were $30.8 million which included sales to DowBrands of $22.2 million or 18.9% of total net sales.

Gross margin as a percentage of sales was 40.0% for the year ended December 31, 1996, as compared with a pro forma gross margin of 39.4% for the same period in 1995. The increase in gross margin percentage is attributable to the product cost savings which were realized through operating efficiencies and the high gross margin generated from the Willow Lake(TM) product line that began shipping in the fourth quarter of 1996. The gross margin percentage improvements were partially offset by an increase in sales of the lower-margin Style(R) line of products and contract manufacturing, and a decrease in consumer retail purchases of the higher margin Perma Soft(R) and Salon Style(R) product line.

Although investment was necessary in 1996 resulting from the takeover of operations from DowBrands and from the implementation of the Company's turnaround strategy, operating expenses of $45.6 million for the year ended December 31, 1996, were relatively unchanged as compared with pro forma operating expenses of $45.1 million for the same period in 1995.

The $11.0 million write-down of assets by DowBrands in the first quarter of 1995 reflected a further adjustment in the carrying value of the Personal Care Division to its net realizable value in connection with DowBrands decision to sell the Personal Care Division. Future significant charges are not expected as all assets and liabilities were recorded at their estimated fair value at the date of the Company's acquisition of the Personal Care Division.

As a result of the foregoing factors, the operating income for the year ended December 31, 1996, was $1.2 million, as compared with a pro forma operating loss of $9.8 million in the same period in 1995. Excluding the write-down of assets, the pro forma operating income for the year ended December 31, 1995, would have been $1.2 million.

Interest Expense of $1.4 million for the year ended December 31, 1996, declined 10.8% compared to pro forma Interest Expense of $1.6 million in 1995. The decrease was due to the additional cash available for working capital in 1996 as a result of the Company's initial public offering in May 1996.

Other income for the year ended December 31, 1996, was $0.7 million as compared with $0.1 million for the same period in 1995. This increase is attributable to the increase in interest income from the investment of the additional cash available as a result of the Company's initial public offering in the second quarter of 1996, and gain on the sale of equipment.

As a result of the foregoing factors, net income for the year ended December 31, 1996, was $0.6 million, as compared with a pro forma net loss of $11.2 million for the same period in 1995.

Year Ended December 31, 1995 (Pro Forma) Compared to Year Ended
December 31, 1994 (Pro Forma)

Total net sales on a pro forma basis of $117.8 million for 1995 declined 2.9% compared to $121.3 million in 1994. Although the Salon Style(R) product line and contract manufacturing experienced sales growth, these increases were more than offset by decreases in the Perma Soft(R) and Style(R) product lines. The decrease in Perma Soft(R) sales in 1995 followed moderate sales increases in 1994 after a heavily funded marketing campaign. As part of that 1994 marketing effort, the Perma Soft(R) product line was reformulated and repackaged which together with the substantial reduction in advertising support in 1995 and a reduction in perm incidence, caused the decline in Perma Soft(R) sales in 1995. Contract manufacturing increased $3.9 million and sales to DowBrands represented 18.2% of pro forma total net sales for 1995 compared to 15.9% in 1994.

Pro forma gross margin for 1995 decreased by $5.1 million as compared with 1994, or 10.0%. Gross margin as a percentage of pro forma total net sales was 39.4% in 1995, as compared with 42.5% in 1994. The decrease in gross margin percentage was due to a change in product sales mix to lower-margin products, as a result of a decrease in consumer retail purchases of the higher margin Perma Soft(R) product line, and increases in lower margin contract manufacturing, as well as a greater emphasis on promotional activities, which resulted in higher product costs. The decrease in gross margins was partially offset by the higher margins provided by Salon Style(R), and a reduction of employee benefit expenses in 1995; of which $874,000 was reflected in pro forma adjustments related to the elimination of postretirement benefits and 401(k) matching contributions, and $160,000 related to a reduction in the Company's vacation benefits. Comparable reductions were not included in the 1994 pro forma gross margins.

Operating expenses on a pro forma basis for 1995 decreased to $45.1 million, or 38.3% of pro forma total net sales, as compared to $54.6 million or 45.0% of pro forma total net sales in 1994. The decrease was principally due to a reduction in marketing expenses in 1995 from 1994 levels, which had been increased in 1994 for the Perma Soft(R) marketing campaign and the introduction of a new product line, Salon Style(R). Operating expenses on a pro forma basis also decreased because of the reduction in 1995 employee benefit expenses as a result of pro forma adjustments made by the Company in the amount of $570,000 related to the elimination of postretirement benefits and 401(k) matching contributions, and $105,000 related to the reduction in the Company's vacation benefits. The pro forma adjustments were made to reflect the Company's decision to eliminate or reduce those benefits. Comparable adjustments are not included in the 1994 pro forma operating expenses.

The $120.1 million write-down of assets by Dow in 1994 was required to adjust the carrying value of the Personal Care Division to its net realizable value in connection with Dow's decision to sell the Personal Care Division. An additional write-down of $11.0 million was recorded in 1995. Future significant charges are not expected as all assets and liabilities were recorded at their estimated fair values at the date of the Company's acquisition of the Personal Care Division.

As a result of the foregoing factors, the pro forma operating loss for 1995 was $9.8 million, compared with the 1994 pro forma operating loss of $123.2 million. Excluding the asset write-downs, pro forma operating income would have been $1.2 million in 1995 and pro forma operating loss would have been $3.1 million in 1994.

Pro forma interest expense, which was $1.6 million for 1995, compared with $2.4 million in 1994, represents interest on the indebtedness incurred in connection with the Company's acquisition of the Personal Care Division and expected average borrowings during the periods.

As a result of the foregoing factors, the pro forma net loss for 1995 was $11.2 million, compared with the 1994 pro forma net loss of $124.9 million.

Historical Results of Operations

Years Ended December 31, 1996, 1995 and 1994

The Company was in a development stage and had no revenues until it completed the acquisition of the Personal Care Division in November 1995. Operating expenses of $45.6 million were incurred in the year ended December 31, 1996, compared with $3.5 million in the year ended December 31, 1995, and $0.6 million in the year ended December 31, 1994. The higher operating expenses for 1996 reflect the inclusion of the Personal Care Division's operating expenses after its acquisition in late 1995. Prior to the acquisition, the Company's operating expenses were comprised of marketing, administrative and other operating expenses incurred to support the Company's technology development and research activities. The Company's net income for the year ended December 31, 1996 was $0.6 million as compared with a loss of $1.4 million and $0.6 million for the years ended December 31, 1995 and 1994 respectively.


Liquidity and Capital Resources

In 1996, the Company primarily financed its working and other capital requirements from operations, the initial public offering and borrowing under its term loan and revolving credit line with Norwest Business Credit. (See Note 6 to the Financial Statements.)

At December 31, 1996, the Company had $12.1 million in cash and cash equivalents. In May 1996, the Company completed its initial public offering for the sale of 2,600,000 shares of common stock at $8 per share. Net proceeds to the Company from the offering were approximately $18.0 million.

In November 1995, the Company entered into a loan agreement with Norwest Business Credit. The Norwest Credit Agreement is for three years, and provides for a working capital line up to $14.0 million and a term loan of $6.0 million which is amortized over five years with annual principal payments of $1.2 million. The working capital balances and term loan are payable in full in November 1998. The interest rates on these loans are variable and are tied to Norwest Bank's base rate which at December 31, 1996, was 8.5%. The interest rates on the revolver and the term loan are currently 8.75% and 9.0%, respectively. The working capital line and term loan with Norwest are secured by all of the assets of the Company and impose certain operating and financial restrictions such as minimum income requirements, minimum net worth and debt service and leverage ratios.

In June 1996, the Company used $8.0 million of the net proceeds from its initial public offering to pay down a portion of its revolving credit line with Norwest Business Credit, Inc. As of December 31, 1996, the Company had approximately $9.8 million of debt outstanding under its revolving credit line agreement with Norwest.

Upon completion of the Company's initial public offering, its $5.0 million convertible note with DowBrands converted into 763,500 shares of Series B convertible preferred stock, the holders of which are entitled to dividends ($400,000 annually), which will accrue whether or not declared, and will be cumulative to the extent not paid.

Accounts receivable at December 31, 1996, increased $6.0 million from December 31, 1995, principally due to higher sales in December 1996 as compared with December 1995. Inventory increased at December 31, 1996, as compared to 1995 as the Company began building its inventory for the launch of its new Willow Lake(TM) product line.

The Company's launch of Willow Lake(TM) as well as the introduction of other new products in 1997 will be supported by a major marketing campaign including advertising and consumer promotions. The funds required for this marketing campaign are expected to come primarily from working capital and the Company's line of credit facility. The Company also intends to increase this facility during 1997 but no assurance can be made that Norwest will agree to an increase.

Capital expenditures for 1996 were approximately $3.5 million and are anticipated to be $2.9 million for 1997.


At December 31, 1996, the Company had a net operating loss carry forward for federal income tax purposes of approximately $2.8 million which expires at various dates between 2008 and 2111.

Management believes that the Company's cash on hand, anticipated cash flow from operations and the amounts available to the Company under the Norwest Credit Agreement will be sufficient for its working capital, capital expenditures and debt service and preferred stock requirements for at least the next 12 months.



Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements







               THE LAMAUR CORPORATION                                                                                     Page
               Independent Auditors' Report................................................................                F-1
               Balance Sheets for the Years Ended December 31, 1996 and 1995...............................                F-2
               Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994...............                F-3
               Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1996, 1995 and 1994          F-4
               Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994...............                F-5
               Notes to Financial Statements for the Years Ended December 31, 1996, 1995 and 1994..........                F-6
               PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
               Independent Auditors' Report................................................................               F-16
               Statements of Operations for the Period from January 1,  1995 to November 30,  1995 and for the Year
                  Ended December 31, 1994..................................................................               F-17
               Statements of Net Invested Capital for the Period from January 1, 1995 to November 30,  1995 and for
                  the Year Ended December 31, 1994.........................................................               F-18
               Statements of Cash Flows for the Period from January 1,  1995 to November 30,  1995 and for the Year
                  Ended December 31, 1994..................................................................               F-19
               Notes to Financial Statements for the Period from January 1,  1995 to November 30,  1995 and for the
                  Year Ended December 31, 1994.............................................................               F-20



PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Incorporated  by  reference  from the  Company's  1997  Proxy  Statement  in the
material  captioned  "Election  of  Directors."   Information  with  respect  to
Executive Officers of the registrant is presented at the end of Part I hereof.

Item 11. EXECUTIVE COMPENSATION

Incorporated  by  reference  from the  Company's  1997  Proxy  Statement  in the
material  captioned   `Compensation  of  Executive   Officers"  and  "Additional
Information Relating to Directors and Officers of the Company."

Item 12. SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANGEMENT

Incorporated  by  reference  from the  Company's  1997  Proxy  Statement  in the
material  captioned   "Security  Ownership  of  Certain  Beneficial  Owners  and
Management."


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's 1997 Proxy Statement in the material captioned "Certain Transactions."

PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules - See index in Item 8.
(b) Reports on Form 8-K. Form 8-K dated October 30, 1996 reporting an Item 5 event. No financial statements were filed with the Report.
(c) List of Exhibits.


   Exhibit
   Number                                              Description

     *2.1  Asset Purchase Agreement, dated as of November 15, 1995, between DowBrands, Inc. and Registrant.
     *2.2  Plan of Merger, dated March 15, 1996.
     *3.1  Restated Certificate of Incorporation of the Registrant.
     *3.2  By-Laws of the Registrant.
      3.3  Certificate of Amendment of Restated Certificate of Incorporation.
     *4.1  Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibits 3.1 and 3.3 hereof).
     *4.2  Specimen Copy of Stock Certificate for shares of Common Stock.
     *4.3  Form of Warrant issued to the Representatives.
     *4.4  Form of Common Stock Purchase Warrant, dated as of November 1995, issued to certain investors.
     *4.5  Registration Rights Agreement, dated as of November 15, 1995, between Dow and Registrant.
     *4.6  Form of Registration Rights Agreement between Registrant and certain holders of Registrant
           Common Stock.
    *10.1  License Agreement by and between Registrant and Intertec Ltd., dated May 5, 1993.
    *10.2  Credit and Security Agreement, dated as of November 16, 1995, between Registrant and Norwest
           Business Credit, Inc.
     10.3  First  Amendment  to Credit  Agreement,  Second  Amendment  to Credit
           Agreement,   Amendment   Agreement  and  Third  Amendment  to  Credit
           Agreement between Registrant and Norwest Business Credit, Inc.
    *10.4  Manufacturing Agreement between DowBrands L.P. and Registrant, dated November 16, 1995.
    *10.5  1996 Stock Incentive Plan of the Registrant.
    *10.6  1996 Stock Incentive Plan for Non-Employee Directors and Advisory Board Members of the
           Registrant.
    *10.7  Employment  Agreement between  Registrant and Don G. Hoff, made as of
           June 1, 1994, and modified as of November 6, 1995.
     10.8  1996 Non-Qualified Stock Option Plan of the Registrant.
     10.9  Sublease dated October 1, 1996 between Registrant and Intertec, Ltd.
     11.1  Statement regarding computation of per share earnings.
     23.1  Consent of Deloitte & Touche LLP.
     27.1  Financial Data Schedule
    *99.1  U.S. Patent Number 5,395,490, issued March 7, 1995, registered to Don
           G. Hoff and Joseph F. Stiley, III, for a method of treating materials by the application of electromagnetic  energy at resonant  absorption frequencies.

           *Incorporated by reference from the Form S-1 Registration Statement (File No. 333-2722).

1.    SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 27, 1997        THE LAMAUR CORPORATION
                                 (Registrant)

                          By:    /s/ DON G. HOFF
                          Don G. Hoff, Chairman of the Board and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                              Title                         Date


    /s/ DON G. HOFF
----------------------------  Chairman of the Board and Chief    March 27, 1997
    Don G. Hoff               Executive Officer
----------------------------  (Principal Executive Officer)


   /s/ JOHN D. HELLMANN
------------------------------  Vice President, Chief Financial  March 27, 1997
    John D. Hellmann            Officer
------------------------------  (Principal Financial and Accounting
                                Officer)


  /s/ DOMINIC J. LaROSA
---------------------------  President and CEO - Lamaur Division  March 27, 1997
  Dominic J. LaRosa          and Director
---------------------------



  /s/ HAROLD M. COPPERMAN
---------------------------  Director                             March 27, 1997
 Harold M. Copperman
---------------------------


 /s/ GERALD A. EPPNER
---------------------------  Director                             March 27, 1997
 Gerald A. Eppner
----------------------------


 /s/ PAUL E. DEAN
----------------------------  Director                            March 27, 1997
 Paul E. Dean
----------------------------


 /s/ PERRY D. HOFF
----------------------------  Director                            March 27, 1997
 Perry D. Hoff
----------------------------


/s/JOSEPH F. STILEY, III
----------------------------  Director                            March 27, 1997
Joseph F. Stiley, III

                        INDEPENDENT AUDITORS' REPORT



The Lamaur Corporation:

         We have audited the accompanying balance sheets of The Lamaur Corporation, formerly Electronic Hair Styling, Inc., (the "Company"), as of December 31, 1996, and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
San Francisco, California
March 26, 1997

F-2


                                                    THE LAMAUR CORPORATION

                                                        BALANCE SHEETS
                                       (In thousands, except share and per share data)

                                                                                  December 31,
                                                                            1996                1995
--------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------
Current Assets:
--------------------------------------------------------------------
     Cash and cash equivalents.................................          $ 12,081           $    2,338
--------------------------------------------------------------------
     Receivables from DowBrands................................             1,450                2,374
--------------------------------------------------------------------
     Accounts receivable, net..................................            17,214               10,305
--------------------------------------------------------------------
     Inventories (Note 4)......................................            11,699               11,140
--------------------------------------------------------------------
     Prepaid expenses and other current assets.................               523                  212
--------------------------------------------------------------------
         Total current assets..................................            42,967               26,369
--------------------------------------------------------------------

Property, Plant and Equipment, Net (Note 5)....................            18,475               16,283
--------------------------------------------------------------------

Other Assets...................................................               124                  315
--------------------------------------------------------------------

         Total Assets..........................................          $ 61,566           $   42,967
--------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable..........................................          $  6,724           $    5,525
     Accrued expenses..........................................             4,637                4,849
     Accrued salaries, wages and employee-related expenses                  2,458                2,724

     Current portion of long-term debt (Note 6)................             1,272                1,200
     Payables to related parties (Note 10).....................             1,500                1,725

         Total current liabilities.............................            16,591               16,023

Long-Term Debt (Note 6)........................................            13,723               12,850
Related Party Obligations (Note 10)............................             1,000                7,500
Commitments and Contingencies (Note 11)........................

Stockholders' Equity (Note 7):
     Preferred stock, $.01 par value, 4,000,000 shares authorized:
-------------------------------------------------------------------
      Series A Preferred stock, $.01 par value, 1,000,000
      shares issued and outstanding at December 31, 1996
      and 1995.($10.0 million liquidation preference)...........            8,500                8,500

     Series B Preferred stock, $.01 par value, 763,500
     shares issued and outstanding at December 31,1996.
     ($5.0 million liquidation preference).....................             5,000                    -

     Common stock, $.01 par value,  12,000,000 shares authorized,
     5,603,395 and 2,944,920 shares, issued and outstanding at
     December 31, 1996 and 1995, respectivley..................                56                   29

     Additional paid-in capital................................            19,796                1,718
     Stock subscriptions receivable............................               (50)                 (50)
     Accumulated deficit.......................................            (3,050)              (3,603)

         Total stockholders' equity............................            30,252                6,594

Total Liabilities and Stockholders' Equity.....................          $ 61,566           $   42,967
--------------------------------------------------------------------


                                              See notes to financial statements

F-3



                                                    THE LAMAUR CORPORATION
                                                   STATEMENTS OF OPERATIONS
                                           (In thousands, except per share amounts)



                                                                                  Years Ended
                                                                                 December 31,
                                                                        1996              1995               1994
--------------------------------------------------------------

--------------------------------------------------------------
Net Sales..................................................    $       94,912        $    6,426           $    -

--------------------------------------------------------------

Net Sales to DowBrands (Note 10)............................           22,171             1,644                -
--------------------------------------------------------------

Total Net Sales (Note 1)....................................          117,083             8,070                -
--------------------------------------------------------------

Cost of Goods Sold..........................................           70,215             5,656                -
--------------------------------------------------------------

Gross Margin................................................           46,868             2,414                -
--------------------------------------------------------------

Selling, General and Administrative Expenses................           45,641             3,496              557
--------------------------------------------------------------

Operating Income (Loss).....................................            1,227            (1,082)            (557)
--------------------------------------------------------------

Interest Expense............................................           (1,386)             (300)             (59)
--------------------------------------------------------------
Interest  and Other Income..................................              712                 -               -
--------------------------------------------------------------

Net  Income (Loss)..........................................              553            (1,382)            (616)
--------------------------------------------------------------

Dividends on Series B Preferred Stock.......................             (233)                -               -

--------------------------------------------------------------

Net Income (Loss) Available to Common Shareholders........    $           320        $   (1,382)    $       (616)
--------------------------------------------------------------

Net Income (Loss) per Common Share........................    $           .06 $            (.34)    $       (.15)

--------------------------------------------------------------

Weighted Average Common and Common Equivalent Shares
   Outstanding................................................          5,609              4,086            4,086


==============================================================

                                              See notes to financial statements

F-4


                                                    THE LAMAUR CORPORATION
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     For the Years Ended December 31, 1996, 1995 and 1994
                                                        (In thousands)

                                                                                                    Stock
                        Series A             Series B                              ------------  Subscriptions Accumulated
                     Preferred Stock    -------------------      Common Stock       Additional    Receivable     Deficit      Total
                                          Preferred Stock                            Paid-in
                                                                                     Capital
                    Shares    Amount     Shares     Amount     Shares     Amount
------------------

------------------
  Balance,
  December 31, 1993     -         -          -         -       2,498     $   25    $    523            -      $ (1,605)    $ (1,057)

------------------
Grants of non-cash
stock option credits    -         -          -         -           -          -         211            -             -          211

------------------
Net loss                -         -          -         -           -          -           -            -          (616)        (616)
------------------

  Balance,
  December 31, 1994     -           -        -         -       2,498         25         734            -        (2,221)     $(1,462)
  ------------------

Issuance of Series A
preferred stock        1,000    $  8,500     -         -           -          -           -            -             -        8,500
------------------

Issuance of common stock
for cash                 -          -        -         -         135          1         214            -             -          215
------------------

Issuance of common stock
for services             -          -        -         -         156          1         236            -             -          237
------------------

Issuance of common stock
for stock subscriptions   -       -        -         -          73          1          99     $   (100)            -           -
------------------

Grants of non-cash
stock option credits      -       -        -         -           -          -         311            -             -            311
------------------

Conversion of notes
payable to common
stock                     -       -        -         -          83          1         124            -             -            125
------------------

Reduction of stock
subscriptions
receivable                -       -        -         -           -          -           -           50             -             50
------------------

Net loss                  -       -        -         -           -          -           -            -        (1,382)        (1,382)
------------------

  Balance,
  December 31, 1995   1,000    8,500       -         -        2,945          29       1,718          (50)     (3,603)         6,594
 ----------------

Issuance of Series B
preferred stock         -           -      764    $  5,000         -          -           -            -             -        5,000
------------------

Issuance of common
stock                   -           -        -         -       2,643         26      18,086            -             -       18,112
------------------

Grants of non-cash
stock option credits    -           -        -         -           -          -         132            -             -          132
------------------

Stock grants to
employees               -           -        -         -          15          1          93            -             -           94
------------------

Dividends on
preferred stock         -           -        -         -           -          -        (233)           -             -         (233)
------------------

Net income              -           -        -         -           -          -           -            -           553          553
------------------

  Balance, December 31,
  1996                 1,000   $8,500      764     $5,000      5,603       $ 56      $19,796     $   (50)      $(3,050)     $30,252

                     =======  =======    =====   ========     ======       ====      =======     ========      ========     =======



                                              See notes to financial statements

F-5


                                                    THE LAMAUR CORPORATION
                                                   STATEMENTS OF CASH FLOWS
                                                        (In thousands)

                                                                            Years Ended December 31,
                                                               ---------------------------------------------------
                                                                    1996              1995              1994
    Cash Flows From Operating Activities:
    Net income (loss).....................................       $      553       $   (1,382)       $     (616)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Noncash credits for services.......................              132              213               211
       Issuance of common stock for services..............               94               52                 -
       Utilization of DowBrands credits...................           (1,500)               -                 -
       Gain on disposal of assets.........................             (214)               -                 -
       Depreciation and amortization......................            1,365              144                 2
       Effect of changes in:
          Receivables.....................................           (5,985)           3,779                 -
          Inventories.....................................             (559)             528                 -
          Other assets....................................             (177)             (94)                -
          Payables........................................              999           (2,643)               38
          Accrued expenses................................             (478)           1,273                55

             Net cash provided by (used in) operating activities     (5,770)           1,870              (310)

Cash Flows From Investing Activities:
    Additions to property, plant and equipment............           (3,110)            (128)               (2)
    Proceeds from sale of assets..........................              225                -                 -
    Acquisition of PCD....................................                -          (13,689)                -

       Net cash used in financing activitiees.............           (2,885)         (13,817)               (2)

Cash Flows From Financing Activities:
    Revolving credit agreement, net.......................            1,764            8,050                 -
    Borrowings of long-term debt..........................                -            6,465               185
    Repayments of long-term debt..........................           (1,445)            (300)                -
    Proceeds from sales of common stock, net..............           18,112               68                 -
    Payment of preferred dividends........................              (33)               -                 -

       Net cash provided by financing activities..........           18,398           14,283               185
Net Increase (Decrease) in Cash and Cash Equivalents......            9,743            2,336              (127)
Cash and Cash Equivalents at Beginning of Period..........            2,338                2               129
Cash and Cash Equivalents at End of Period................       $   12,081       $    2,338        $        2
Supplemental Disclosures of Cash Flow Information:
    Cash paid during period for interest..................       $    1,186       $        -        $        5
    Noncash investing and financing activities:
       Capital lease obligations entered into ............              401                -                 -
       Dividends payable preferred stock..................              200                -                 -
       Common stock issued for subscriptions receivable...                -              100                 -
       Conversion of notes payable to common stock........                -              125                 -
       Conversion of convertible subordinated note into
       preferred stock                                                5,000                -                 -
       Acquisition of PCD (see Note 1):
       Issuance of preferred stock........................                -            8,500                 -
       Issuance  of convertible subordinated note.........                -            5,000                 -
       Issuance  of DowBrands credits.....................                -            3,000                 -
       Common stock issued for acquisition-related services               -              185                 -
       Reduction of subscription receivable through services              -               50                 -
         performed..
==============================================================


                                              See notes to financial statements

                       THE LAMAUR CORPORATION
--------------------------------------------------------------------------------

                     NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    ORGANIZATION AND OPERATIONS

      Effective March 26, 1997, Electronic Hair Styling, Inc. changed its name to The Lamaur Corporation (the "Company"). The Company, a Delaware corporation, is the successor to Electronic Hair Styling, Inc., which was incorporated in the State of Washington on April 1, 1993 (the "Predecessor"). Effective March 18, 1996, Predecessor merged with and into its wholly-owned subsidiary, the Company. In connection with the merger, the Company issued .660 shares of common stock in exchange for each issued and outstanding share of Predecessor common stock. The accompanying Company financial statements, which are substantially identical to Predecessor's financial statements for periods prior to the merger, give retroactive effect to the merger.

      The Company develops, formulates, manufactures and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, permanent wave products and other styling aids, for both consumer and professional hair care markets. The Company is also engaged in the early stages of research and development with respect to a new hair styling concept which is intended to combine electronics and chemicals to create new products designed to color, style and condition hair quickly, without the damaging side effects often experienced with most chemical-based hair styling products. The Company licensed the technology from Intertec Ltd., which is the sole limited partner of Intertec Holdings, L.P., the principal stockholder of the Company (see Note 10). Prior to the acquisition discussed below , the Company was a development stage company.

      Effective November 15, 1995, the Company acquired certain assets and liabilities of PCD, the Personal Care Division of DowBrands L.P. ("PCD"). DowBrands L.P. is a limited partnership whose managing partner is DowBrands Inc., a wholly owned subsidiary of The Dow Chemical Company (collectively "DowBrands"). PCD, which was renamed Lamaur after the acquisition, develops, manufactures, and markets hair care products. The acquisition was accounted for as a purchase and did not result in any goodwill. The total purchase price, including related acquisition costs, was $30.2 million consisting of $13.7 million in cash (funded with revolving and term credit facilities, see Note 6), $8.5 million (one million shares) of the Company's Series A convertible preferred stock (see Note 7),a $5.0 million convertible subordinated note (the "DowBrands's Convertible Note," Note 10) and $3.0 million of credits to be issued to DowBrands for future purchases. After giving effect to the conversion of Series A and Series B Preferred Stock (Note 7), DowBrands owns approximately 17% of the Company. The acquisition was accounted for as if it occurred on November 30, 1995, and the Company's financial statements include the results of PCD effective December 1, 1995.

      The purchase price was allocated to acquired assets and liabilities based on their estimated fair values as follows:

                                                                 (In thousands)
     Accounts receivable..................................       $      16,458
     Inventories..........................................              11,668
     Property, plant and equipment........................              16,805
     Other assets.........................................                  35
     Accounts payable and accrued expenses................             (14,268)
     Estimated fair value of assets and liabilities.......              30,698
     Total purchase price.................................             (30,187)
     Excess of estimated fair value of assets and liabilities
     over the purchase price..............................       $         511
     -----------------------------------------------------------

================================================================================

      The excess of the estimated fair value of assets and liabilities over the purchase price was recorded as a reduction of property, plant and equipment.

      The following unaudited pro forma summary results of operations for each of the years ended December 31, 1995 and 1994, gives effect to the acquisition of PCD as if it had occurred at the beginning of each period presented. The pro forma results have been prepared for comparative purposes only and do not purport to reflect the results of operations which would have actually occurred had the combination been effective on the dates indicated or which may occur in the future.

                                                       December 31,
                                               1995                   1994

                                       (In thousands, except per share amounts)
------------------
Total net sales                           $   117,766            $   121,277
Net loss                                  $   (11,212)           $  (124,856)
Net loss per share                        $     (2.74)           $    (30.56)


2.    SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      Cash and Cash Equivalent - Certain balances are held in a collateral account with the Company's lender (Note 6). After residing in the account for one day, such balances are applied against the Company's revolving debt. The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. These investments consist of A1+/P1 rated commercial paper which at December 31, 1996 were $11,496,000.

      Accounts Receivable, net includes an allowance for doubtful accounts.

      Receivables from DowBrands represent amounts due under a contract manufacturing agreement with DowBrands (see Note 10) and at December 31, 1995 included a $665,000 refund resulting from an adjustment to the initial purchase price paid to DowBrands, which was received in the first quarter of 1996.

      Inventories are stated at the lower of weighted average cost or market.

      Property, Plant, and Equipment is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of the related assets which range from 20 to 50 years for buildings and improvements and 3 to 10 years for machinery and equipment. In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes recognition of impairment losses when a company no longer expects to recover the carrying value of a long-lived asset. The effect of adopting SFAS No. 121 was not material.

      Income Tax amounts in the financial statements related to income taxes are calculated using the principles of SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets as future profits are not yet predictable and utilization of deferred tax assets are not determinable.

      Stock Based Compensation - The Company accounts for stock based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its plans.

      Net Income (Loss) Per Share was computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents, which consist of Series A preferred stock, warrants and options. In accordance with the rules of the Securities and Exchange Commission, common stock equivalents issued within one year of the Company's initial public offering, have been considered as outstanding since the inception of the Company and have been included in the calculation of weighted average common and common equivalent shares outstanding for all periods presented using the treasury stock method, even though they are antidilutive in loss periods. Fully diluted earnings per share has not been presented since the computation would not be dilutive.

F-8
      Concentration of Credit Risk - The Company sells the majority of its products to large U.S. retailers. Excluding sales to DowBrands, sales to the Company's largest customer was $19.1 million and $1.6 million, in 1996 and 1995, respectively. No other customer accounted for more than 10% of total net sales in 1996. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, which have been insignificant.

      Fair  Value of  Financial  Instruments  -  Generally  accepted  accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year end. Considerable judgment is required to develop estimates of fair value, and the estimates presented aren't necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, these fair values were estimated at year-end, and current estimates of fair value may differ significantly from the amounts presented.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Accounts Receivable, Accounts Payable and Short-Term Borrowings - The carrying amount of these items approximates fair value.

         Debt - To estimate the fair value of debt the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 1996 and 1995, the carrying value of debt approximated fair value.

      Reclassification  -  Certain  reclassifications  have  been  made  in  the
accompanying   financial   statements   in  order  to  conform   with  the  1996
presentation.



3.    ACCOUNTS RECEIVABLE

      Accounts Receivable include the following:

                                                         December 31,
                                                --------------------------------
                                                 1996                   1995
                                                --------------------------------
                                                       (In thousands)
----------------------------------------
Accounts receivable trade..............   $     17,380         $       10,030
Non-trade accounts receivable.........             391                    767
Allowance for doubtful accounts and returns       (557)                  (492)
Total...................................  $     17,214         $       10,305
------------------------------------------

================================================================================

      Write-offs to accounts receivable were $55,000 and $3,000 for the years ended December 31, 1996, and 1995, respectively. There were no write-offs to accounts receivable for the year ended December 31, 1994.

4.    INVENTORIES

      Inventories include the following:
                                                      December 31,
                                  ---------------------------------------------
                                              1996                   1995
                                                     (In thousands)
 ---------------------------------
 Finished goods...................   $      7,324           $        6,393
 Work in process..................            118                      480
 Raw materials....................          4,257                    4,267
 Total............................   $     11,699           $       11,140
 ----------------------------------

================================================================================

5.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                         December 31,
                                   ---------------------------------------------
                                               1996                   1995
                                                        (In thousands)
 ---------------------------------
 Land and land improvements........  $        1,662         $        1,662
 Buildings and improvements........           5,253                  4,981
 Machinery and equipment...........          12,120                  9,599
 Construction in progress..........             883                    185
 Total.............................          19,918                 16,427
 Less accumulated depreciation.....          (1,443)                  (144)
 Total.............................  $       18,475         $       16,283
 ----------------------------------

================================================================================

6.    LONG-TERM DEBT

      Long-term debt includes the following:

                                                          December 31,
                                   ---------------------------------------------
                                               1996                   1995
                                                         (In thousands)
 ----------------------------------
 Revolving loan....................  $        9,814         $        8,050
 Term loan.........................           4,800                  6,000
 Obligations under capital leases...            381                      -
 Total...............................        14,995                 14,050
 Less current portion................        (1,272)                (1,200)
 Long-term portion...................$       13,723         $       12,850
 ----------------------------------

================================================================================

      In November 1995, the Company obtained from Norwest Business Credit (Norwest) a $20.0 million credit facility. The facility consists of a $14.0 million revolving line of credit and a $6.0 million term loan. Under the terms of the revolving facility, the Company can borrow up to $14.0 million or a lesser amount as determined by the borrowing base (as defined in the loan agreement, comprising a percentage of eligible receivables and inventory). Interest is payable monthly on the revolving line of credit at 8.75% and 9.75% at December 31, 1996 and 1995, respectively. These rates are .5% and 1.25% above Norwest Bank's base rate.

      The term loan provided for a single advance of $6.0 million and is payable in monthly installments beginning January 1, 1996, of $100,000, plus interest.. Interest is payable monthly on the term loan at 9.0% and 10.0% at December 31, 1996 and 1995, respectively. These rates are .75 % and 1.50% above Norwest Bank's base rate .

      Both credit facilities mature on November 15, 1998. The credit facilities are secured by virtually all assets of the Company. Additionally, the credit facilities prohibit the payment of dividends, restrict the Company's ability to incur additional indebtedness and require the Company to comply with certain financial covenants regarding profitability, minimum net worth, leverage, capital expenditures and cash flow.

      The obligations under capital leases are at fixed interest rates ranging from 4.8% to 10.0% and are collateralized by equipment and a letter of credit for $319,000. Machinery and equipment under capital leases were $395,000 (net of $6,000 of accumulated depreciation) as of December 31, 1996. Minimum payments on operating leases obligations are for buildings, autos and office equipment.

Future minimum principal payments on long term debt, capital lease and operating lease obligations are as follows:

                                                           Principal Payments on    Minimum Payments on
                                                            Long-Term Debt and        Operating Lease
                                                               Capital Lease            Obligations
            Year Ending                                         Obligations
            --------------------------------------------- ------------------------ -----------------------
                                                                          (In thousands)


            1997                                          $       1,272            $         270
            1998                                                 13,491                      254
            1999                                                     81                      188
            2000                                                     86                       20
            2001                                                     65                        4
            2002 and thereafter                                       -                        -
            Total minimum principal payments              $      14,995            $         736
            ---------------------------------------------

==============================================================================================================================

      The fair value of the Company's long-term debt approximates the carrying amount based on the current rates offered to the Company on similar debt.

7.    STOCKHOLDERS' EQUITY

      Effective May 22, 1996, the Company completed its initial public offering of 2,600,000 shares of its common stock. Net proceeds to the Company aggregated approximately $18.1 million. As of the closing date of the offering, the $5.0 million convertible note with DowBrands converted into 763,500 shares of Series B preferred stock (see below).

      Preferred Stock - The Company has authorized 4,000,000 shares of $.01 par value preferred stock, the terms of which are established at the time of issuance by the Board of Directors. In connection with the acquisition described in Note 1, the Company issued one million shares of Series A convertible preferred stock ("Series A Preferred"). The Series A Preferred has a liquidation preference of $10.00 per share or $10.0 million in the aggregate and has dividend and voting rights equal to common stock on an as-converted basis. Each share of Series A Preferred is convertible into .660 shares of common stock at the option of the holder; however, if the trading price of the common equals or exceeds $21.21 per share for a 30-day trading period, the Company may force conversion.

F-11
      Also in connection with the acquisition, the Company's Board of Directors authorized 763,500 shares of Series B convertible preferred stock ("Series B Preferred") which was issued in May 1996 upon conversion of the $5.0 million DowBrands Convertible Note (Note 1 and Note 10). Series B Preferred bears an 8.0% per annum cumulative dividend, payable quarterly, has a liquidation preference of $6.55 per share or $5.0 million in the aggregate, has dividend and voting rights equal to common stock on an as-converted basis and is redeemable at face value at the option of the Company in $1.0 million increments at any time. Each share of Series B Preferred is convertible into .660 shares of common stock at the option of the holder; however, if the trading price of the common equals or exceeds $21.21 per share for a 30 day trading period, the Company may force conversion.

      Equity Incentive Plans - The Company maintains three equity incentive plans for employees, consultants, directors and advisory board members. These plans are the 1996 Stock Incentive Plan, the 1996 Nonqualified Stock Option Plan and the Stock Option Plan for Non-Employee Directors and Advisory Board Members. In connection with Predecessor's merger with the Company (Note 1), all of Predecessor's outstanding stock options were assumed by the Company under the 1996 Stock Incentive Plan or The Stock Option Plan for Non-Employee Directors and Advisory Board Members. Stock options under these plans are issued at an option price not less than market value on date of grant. Total shares authorized under these three plans are 1,250,000, 250,000 and 150,000, respectively. Total shares available for grant under these plans were 18,650, 215,000 and 60,900, respectively, at December 31, 1996. Options granted to directors and advisory board members generally vest one year from the date of grant, and options currently granted to employees and consultants generally vest annually over three years. The 1996 Stock Incentive Plan also provides for the issuance of stock appreciation rights and restricted stock, none of which have been granted as of December 31, 1996.

      A summary of changes in common stock options during 1994, 1995, and 1996 is as follows:

                                                                               Weighted Average
                                                        Number of Shares       Share Price

        Outstanding at December 31, 1993..........             79,200         $      1.52
        Granted...................................             42,900                1.52

        Outstanding at December 31,1994...........            122,100                1.52
        Granted (average fair value of $1.04).....            623,700                3.08
        Canceled..................................             (9,900)               1.52

        Outstanding at December 31,1995                       735,900                2.84
        Granted (average fair value of $2.33).....          1,036,050                4.61
        Canceled..................................           (416,500)               5.77
        Exercised.................................            (42,900)               1.64

        Outstanding at December 31, 1996                    1,312,550         $      3.35

     During 1996, 340,350 options were canceled at exercise prices ranging from $6.06 to $8.00 per share and reissued at $4.25 per share. The reissued shares are included in the above table.

Options exercisable at December 31, 1996 and 1995, were 526,300 and 476,850, respectively.

F-12
The following table summarizes information about the three equity incentive plans at December 31, 1996:

                Options Outstanding                                 Options
                                                                    Excercisable
--------------------------------------------------------      ------------------
                         Weighted-Average   Weighted
                         Remaining          Average                  Weighted
Range of                 Contractual Life   Exercise                 Average
Exercise                 (in years)         Price                    Excercise
Prices          Number                                      Number   Price
--------------------------------------------------------------------------------
$ 1.52          323,532   8.33              $1.52          316,932 $      1.52
  3.03          234,168   8.55               3.03          159,918        3.03
  4.00 - 4.38   754,850   9.08               4.23           49,450        4.25
               ---------                                    -----------
              1,312,550                                     526,300
               ==========                                   ===========



      The Company applies APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock-based compensation plans. Had compensation cost been determined based on the fair value of the 1996 and 1995 stock option grants consistent with the requirements of SFAS No. 123 "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1996             1995
                                               ---------------- ---------------
                                                  (In thousands, except per
                                                         share amounts)
Net income (loss)              As reported       $         553    $      (1,382)
                               Pro forma         $        (142)   $      (1,479)

Net income (loss) per share    As reported       $         .06    $        (.34)
                               Pro forma         $        (.03)   $        (.36)
============================================

================================================================================
      In determining the above pro forma amounts under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: expected volatility of 65% and 0%, risk-free interest rates of 6.4% and 6.4 %, expected lives of 6.5 years and 6.5 years and no expected dividends. The effects of applying SFAS123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards are anticipated.

      Employee Stock Plan - In November 1995, the Company adopted the Employee Stock Plan for the purpose of issuing up to an aggregate of 16,500 shares to former DowBrands employees at no cost to the employee. As of December 31, 1996, 15,575 shares were issued pursuant to this plan.

      Noncash Credits- Certain of the Company's employees and consultants have received a portion of their salary or fees, respectively, in the form of non-cash credits which may be applied to 80% of the exercise price of options granted to them. Such credits, $132,000 and $651,000 at December 31, 1996 and 1995, respectively, have been recorded as expense or cost of acquisition and additional paid-in capital as the related salary or consulting fees were earned. The Company ceased issuing any additional noncash credits at December 31, 1996.

      Stock Subscription Receivable - In 1995, the Company issued 66,000 shares of common stock for two 6% notes receivable of $50,000 each, due August 1996 and July 2001, respectively, or 30 days after the sale of such common stock, whichever is earlier.

      Warrants - In November 1995, the Company borrowed $225,000 from employees and stockholders. The borrowings were repaid in February 1996 with interest at 12% (Note 10). In addition, the lenders received warrants to purchase 74,250 shares of common stock at $3.03 per share. The warrants became exercisable in May 1996 and expire in November 1998.

8.    EMPLOYEE BENEFIT PLANS

      The Company established an Employee Savings Plan (401K) during 1996 covering substantially all employees. Contributions to this plan are at the discretion of the Board of Directors, subject to certain limitations. No contributions were made by the Company to the plan during the year ending December 31, 1996.

F-13
      The Company does not provide other post-retirement benefits to its employees.


9.    INCOME TAXES

      The provision (benefit) for income taxes has been offset by the change in the valuation allowance for the years ended December 31, 1996, 1995 and 1994, because the Company's net operating losses could not be carried back and future profits are not yet predictable and utilization of deferred tax assets are not determinable.

      The actual income tax provision (benefit) attributable to earnings from continuing operations for the years ended December 31, 1996, 1995, and 1994 differed from the amounts computed by applying the U.S. federal tax rate of 34 % to pretax earnings from continuing operations as a result of the following;

                                                               1996               1995               1994
                                                                             (In thousands)
        -----------------------------------------------
        Computed "expected" tax provision (benefit)..   $         188       $          (470)   $          (209)
        State income taxes, net of federal income tax
        provision (benefit)...........................             37                   (37)               (16)
        Other items...................................             26                    56                (16)
        Change in valuation allowance.................           (251)                  451                241
        Provision for income tax......................  $           -       $           -      $           -

        -----------------------------------------------

      The significant components of deferred income taxes as of December 31 are as follows (prior year amounts have been adjusted to reflect changes in current and deferred tax assets and liabilities):
================================================================================

                                                      1996              1995
Tax effects of:                                            (In thousands)
----------------------------
Current deferred tax assets and liabilities:
 Accounts Receivable, principally due to
 reserves.                                         $   212            $   187
 Inventories, partially due to additional costs
 inventoried for tax purposes                          336                470
 Employee benefits                                     316                 29
 Other (includes contingencies, other assets and
 other accruals)                                       (86)                45
                                                   -----------        ----------
                                                       778                731
Long-term deferred tax assets and liabilities:
  License fee                                          380                380
  Noncash credits                                      297                254
  Federal and state operating loss                   1,089                758
  Property, plant and equipment                       (768)               (96)
                                                   -----------        ----------
                                                       998              1,296
                                                   -----------        ----------
Gross deferred tax assets                            1,776              2,027
 Valuation allowance                                (1,776)            (2,027)
 Net deferred taxes                                $     -           $      -

-------------------------------------------

     Due to the Company's net operating losses, the Company has not paid any income taxes. The Company has accumulated approximately $2.8 million of federal and state operating loss carryforwards (NOLs) at December 31, 1996. These NOLs expire as follows:
================================================================================


                                                           (In thousands)
2008....................................................   $         340
2009....................................................   $         598
2010....................................................   $       1,006
2011....................................................   $         877

F-14
10.   RELATED PARTY TRANSACTIONS

      Related party obligations includes the following:

                                                           December 31,
                                                     1996                 1995
                                                         (In thousands)


Promissory note for license rights....       $     1,000           $     1,000
DowBrands Convertible Note 8%.........                 -                 5,000
DowBrands purchase credits............             1,500                 3,000
Short-term borrowings.................                 -                   225
                                             ------------          ------------
Total.................................             2,500                 9,225
Less current portion..................            (1,500)               (1,725)
                                             ------------          ------------

Long-term portion.....................       $     1,000           $     7,500
--------------------------------------

================================================================================

      Promissory Note - In May 1993, the Company licensed its proprietary technology from Intertec Ltd., a limited partnership controlled by the Company's Chairman of the Board, pursuant to an exclusive 30-year, nonassignable, license agreement (the "License Agreement"). According to the terms of the License Agreement, the Company is required to pay a $1.0 million license fee, plus royalties, to Intertec Holdings, L.P. as agent for Intertec Ltd. Due to uncertainty regarding recoverability from future operations, the license fee was expensed in 1993. A note for the license fee ("Intertec Note") is payable in four equal annual installments of $250,000 commencing in May 1997. Interest , at 5.5% , is payable in arrears on the date each installment of principal is due. The Company will pay a royalty to Intertec Ltd. equal to (i) 1.0% of the Company's proceeds from any direct sales made by the Company of products, instruments or components using, or derived from, the technology, and (ii) 1.0% of the "revenue base" of the Company's sublicensees. The "revenue base" is the proceeds received by the sub-licensees for their sales of products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using the Company's technology reach $10.0 billion. No royalty fees have been paid to date.

      Stock Purchase Agreement - In March 1996, the Company and Intertec Holdings, L.P. entered into a stock purchase agreement pursuant to which Intertec Holdings, L.P. agreed to purchase from the Company, and the Company agreed to sell to Intertec Holdings, L.P. shares of common stock at $8.00 per share. The aggregate number of shares of common stock which Intertec Holdings, L.P. is required to purchase is 146,125 shares. Intertec Holdings, L.P. is obligated, subject to there being no event of default under the Company's loan agreements and certain other conditions, to purchase and pay for the shares in four equal installments commencing in May 1997. The deferred purchase price under the stock purchase agreement accrues interest from and after May 1996 at 5.5% per annum, payable with each installment. Intertec Holdings, L.P. may elect to accelerate one or more purchases under the stock purchase agreement on 30 days' prior notice to the Company. The Company may, at any time or from time to time, terminate Intertec Holding, L.P.'s purchase rights with respect to one or more of the installments, on 10 days' prior notice to Intertec Holdings, L.P..


      DowBrands Convertible Note 8% - The $5.0 million DowBrands Convertible Note had an interest rate of 8.0% per annum, due quarterly, and was subordinated to any bank borrowings. Upon the completion of the Company's initial public offering, the $5.0 million DowBrands Convertible Note was converted into 763,500 shares of Series B preferred stock (Note 7).

      DowBrands Purchase Credits - In connection with the acquisition described in Note 1, DowBrands has agreed to purchase 100% of its requirements for certain DowBrands products from the Company for a period of two years beginning November 16, 1995. In connection with this requirements agreement, DowBrands agreed to accept, as part of the purchase price, $3 million of credits to be applied against future purchases. These credits will be issued to DowBrands through credit memos each quarter in the amount of $375,000 until the credits are fully used. At December 31, 1996 and 1995, $1.5 million of such credits were classified as a current liability. Revenues from this arrangement totaled $22.2 million and $1.6 million for the years ended December 31, 1996 and 1995. Services are priced based on direct material and labor costs incurred plus an agreed-upon profit margin.

F-15
      Short-term Borrowings - In November 1995, the Company borrowed $225,000 from employees and stockholders. The borrowings were repaid in February 1996 with interest at 12%. The lenders received warrants to purchase 74,250 shares of common stock (Note 7).

      Leases - The Company leases its offices and certain office equipment in Mill Valley, California, from Innovative Capital Management, Inc., (ICM) a related party, under a noncancellable lease expiring in September 1999 with monthly rentals of $10,786. The Company's Chairman of the Board and Chief Executive Officer, and his family own 100% of the outstanding stock of ICM. Rental expense was $99,975, $90,156, and $89,428 for 1996, 1995 and 1994,
respectively.

      Legal Fees - During 1996 and 1995, the Company paid legal fees of approximately $676,000 and $150,000, respectively, to a law firm in which a Director of the Company is a partner. The legal fees related to general services, the acquisition of PCD, and the Company's initial public offering.


11.   COMMITMENTS AND CONTINGENCIES

         The Company has various purchase and sales commitments and obligations entered into in the ordinary course of business which management does not believe will have a material adverse effect on its financial position or results of operations.

                  INDEPENDENT AUDITORS' REPORT



The Dow Chemical Company:

         We have audited the accompanying statements of operations of PCD, the Personal Care Division of DowBrands L.P., ("PCD"), a limited partnership whose managing partner is DowBrands Inc., a wholly owned subsidiary of The Dow Chemical Company, for the period from January 1, 1995 to November 30, 1995 and for the year ended December 31, 1994, and the related statements of net invested capital and cash flows for the periods then ended. These financial statements are the responsibility of PCD's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the results of operations of PCD for the period from January 1, 1995 to November 30, 1995, and for the year ended December 31, 1994, and the changes in its net invested capital, and its cash flows for the periods then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared from the separate records maintained by PCD and may not be indicative of the conditions that would have existed or the results of operations if PCD had been operated as an unaffiliated company. As discussed in Note 1, Statement of Financial Accounting Standards No. 109 requires that the consolidated amount of current and deferred tax expenses for a group that files a consolidated tax return be allocated among members of the group when those members issue separate financial statements. On the basis that PCD is a division and not a separate subsidiary, current and deferred income taxes have not been provided for in the accompanying financial statements.

DELOITTE & TOUCHE LLP
San Francisco, California
January 26, 1996

F-17


                                      PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                                                   STATEMENTS OF OPERATIONS
                                       Period From January 1, 1995 to November 30, 1995
                                             and the Year Ended December 31, 1994




                                                             Period from January 1, 1995       Year Ended December
                                                             to November 30, 1995              31, 1994

               -----------------------------------------------
                                                                             (In thousands)

               Net Sales to DowBrands......................   $      19,783                     $      19,253
               Net Sales to Others.........................          89,913                           102,024
               Total Net Sales.............................         109,696                           121,277
               Cost of Goods Sold..........................          67,088                            71,735
               Gross Margin................................          42,608                            49,542
               Operating Expenses..........................          42,344                            57,830
               Write-down of Assets........................          11,000                           120,100
               Operating Loss..............................         (10,736)                         (128,388)
               Other:
                  Interest expense from Dow................          (1,603)                           (5,805)
                  Other income, net........................             101                               705
                     Total other...........................          (1,502)                           (5,100)
               Net Loss....................................   $     (12,238)                    $    (133,488)
               -----------------------------------------------

==============================================================================================================================

                          See notes to financial statements.

                   PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                        STATEMENTS OF NET INVESTED CAPITAL
                 Period From January 1, 1995 to November 30, 1995
                        and the Year Ended December 31, 1994



                                  Period From
                                  January 1, 1995
                                  to November 30,       Year Ended December 31,
                                  1995                  1994
                             ------------------------------------
                                             (In thousands)

Net invested capital, beginning of
period......................       $   47,493            $     169,058
Net loss for the period........       (12,238)                (133,488)
Net capital invested by (returned
to) Dow.....................           (3,489)                  11,923
                                    ----------            -------------
Net invested capital, end of period $  31,766            $      47,493
------------------------------------

================================================================================


                               See notes to financial statements.

F-19


                                      PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                                                   STATEMENTS OF CASH FLOWS
                                       Period From January 1, 1995 to November 30, 1995
                                             and the Year Ended December 31, 1994




                                                                                  Period From
                                                                                  January 1, 1995
                                                                                  to November 30, 1995   Year Ended December 31,
                                                                                                                  1994

                                                                                                (In thousands)
                       Cash Flows From Operating Activities:
                       Net loss.............................................     $     (12,238)          $    (133,488)
                       Adjustments to reconcile net loss to net cash provided
                          by (used in) by operating activities:.............
                          Write-down of assets..............................            11,000                 120,100
                          Depreciation......................................             2,010                   3,956
                          Goodwill amortization.............................                 -                   3,568
                         Changes in:
                             Accounts receivable............................             2,009                  (3,299)
                             Inventories....................................               792                  (1,342)
                             Prepaid expenses and other.....................               215                     101
                             Accounts payable and accrued expenses..........               268                    (790)
                             Net cash provided by (used in) operating activities         4,056                 (11,194)

                       Cash Flows Used In Investing Activities:.............
                          Additions to property, plant, and equipment.......            (1,011)                   (902)
                          Other.............................................               444                     173
                               Net cash used in investing activities........              (567)                   (729)
                       Cash Flows From Financing Activities:
                          Net capital invested by (returned to) Dow.........            (3,489)                 11,923
                       Net Change in Cash...................................
                       Cash at Beginning of Period..........................                 1                       1
                       Cash at End of Period................................     $           1           $           1
                       ----------------------------------------------------------


                            See notes to financial statements

                   PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                           NOTES TO FINANCIAL STATEMENTS
                     Period From January 1, 1995 to November 30, 1995
                         and the Year Ended December 31, 1994



1.        ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Business - PCD, the Personal Care Division of DowBrands L.P., ("PCD") a limited partnership whose managing partner is DowBrands Inc., a wholly owned subsidiary of The Dow Chemical Company (collectively "Dow"), develops, manufactures and markets hair care products.

         Effective November 15, 1995, pursuant to an Asset Purchase Agreement, Dow sold substantially all of the assets and liabilities of PCD to Electronic Hair Styling, Inc. (the "Company") for $28.8 million comprised of $12.3 million in cash, a $5.0 million 8.0% subordinated note (convertible into Series B preferred stock), $8.5 million in Series A convertible preferred stock and $3.0 million in credits to be issued to Dow for future purchases. Through its Series A convertible preferred stock holdings, Dow will maintain an approximate 18% ownership interest in the voting equity of the Company. The sale was accounted for as if it occurred on November 30, 1995.

         Basis of Presentation - The accompanying financial statements present operations, net invested capital and cash flows of PCD on a historical basis. In 1987, DowBrands L.P. acquired PCD's predecessor for approximately $183 million. As a result of this acquisition, Dow's new accounting basis, determined in accordance with the purchase method of accounting, was "pushed-down" to PCD and, accordingly, the assets and liabilities of PCD were adjusted to reflect their fair values. The excess of Dow's cost of PCD over the estimated fair value of net assets acquired was recorded as goodwill and was being amortized over 40 years. During 1994, in contemplation of Dow's sale of PCD, Dow wrote down its investment in PCD by approximately $120 million. This write-down was applied to PCD's unamortized goodwill of $117 million and to property, plant and equipment of $3 million. In 1995 the proposed buyer withdrew its offer. During 1995, Dow further wrote down its investment in PCD by an additional $11 million, which was recorded as a reduction of property, plant and equipment.

         Relationship with Dow - PCD uses certain resources and administrative staff of Dow, including accounting, legal, tax, treasury, data processing, risk management, human resources and corporate relations. PCD is charged a fee for these services at an amount that Dow estimates to be based on actual time or costs incurred. These charges were $1,465,000 in 1994 and $733,500 for the period from January 1, 1995 to November 30, 1995 and are included in operating expenses.

         In addition, PCD is charged interest by Dow on an imputed amount of debt required to fund Dow's total capital investment in PCD. Such interest charges were $5,805,000 in 1994 and $1,603,000 for the period from January 1, 1995 to November 30, 1995.

         Income Taxes - Statement of Financial Accounting Standards No. 109 requires that the consolidated amount of current and deferred tax expense for a group that files a consolidated tax return be allocated among the members of the group when those members issue separate financial statements. However, management of PCD believes that such requirement applies only to separate financial statements of subsidiaries and since PCD is a division of Dow and not a separate subsidiary, current and deferred income taxes have not been provided for in the accompanying financial statements.

         Concentration of Credit Risk - PCD sells the majority of its products to large U.S. retailers. Excluding sales to Dow, sales to PCD's largest customer were $22.3 million in 1994 and $19.7 million for the period from January 1, 1995 to November 30, 1995. No other customer accounted for more than 10% of net sales in any period. PCD performs ongoing credit evaluations of its customers and generally does not require collateral. PCD maintains reserves for potential credit losses, which have been insignificant.

2.        RELATED PARTY TRANSACTIONS

         PCD provides contract packaging and manufacturing services for Dow. Revenues from this arrangement totaled $19,253,000 in 1994 and $19,783,000 for the period from January 1, 1995 to November 30, 1995. Services are priced based on direct material and labor costs incurred plus an agreed upon profit margin.

3.        EMPLOYEE BENEFIT PLANS

         Through November 15, 1995, PCD's employees were eligible to participate in Dow's retirement, 401(k) and postretirement health and welfare benefit plans. Contributions to the plans by PCD on behalf of PCD's employees were approximately $1,657,000 in 1994 and $1,432,000 for the period from January 1, 1995 to November 30, 1995.

4.        COMMITMENTS AND CONTINGENCIES

         PCD has various purchase and sales commitments and obligations entered into in the ordinary course of business which management does not believe will have a material adverse effect on PCD's financial statements.