Form 10-Q
period 1997-03-31
LAMAUR CORP
filed 1997-05-15
CIK 1011154

SECURITIES AND EXCHANGE COMMISSION

                                  Washington, D.C. 20549

                                        FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1997

                              Commission File Number 0-28174
                                  The Lamaur Corporation
                  (Exact name of registrant as specified in its charter)

          Delaware                                 68-0301547
(State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

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

                           Yes      [  X  ]          No       [     ]

At April 30, 1997, there were 5,659,495 shares of the Registrant's $.01 par value Common Stock outstanding.

This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                 March 31, 1997



Part I - Financial Information

Item 1. Condensed Financial Statements (Unaudited)

Balance Sheets as of March 31, 1997 and December 31, 1996                                 4

Statements of Operations for the Three Months Ended March 31, 1997 and 1996               5

Statements of Cash Flows for the Three Months Ended March 31, 1997 and 1996               6

Notes to Condensed Financial Statements                                                   7

Item 2. Management's Discussion and Analysis of Financial Conditions and Results
        of Operations                                                                     8

Part II - Other Information                                                               10

Signature                                                                                 11

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                                                  THE LAMAUR CORPORATION
                                                 CONDENSED BALANCE SHEETS
                                 (In thousands, except share and per share data)
                                                  (Unaudited)


                                                                       March 31,          December 31,
                                                                         1997                1996
ASSETS
Current Assets:
     Cash and cash equivalents..................                     $  7,528            $ 12,081
     Receivables from DowBrands.................                        1,299               1,450
     Accounts receivable, net...................                       20,618              17,214
     Inventories................................                       13,454              11,699
     Prepaid expenses and other current assets..                          425                 523
         Total current assets...................                       43,324              42,967

Property, Plant and Equipment, Net..............                       18,551              18,475

Other Assets....................................                          189                 124

         Total Assets...........................                     $ 62,064            $ 61,566
------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable.............................                   $  6,801            $  6,724
     Accrued expenses.............................                      3,686               4,637
     Accrued salaries, wages and employee-related expenses              1,473               2,458
     Current portion of long-term debt............                      1,320               1,272
     Payables to related parties..................                      1,125               1,500

         Total current liabilities................                     14,405              16,591

Long-Term Debt....................................                     17,859              13,723
Related Party Obligations.........................                      1,000               1,000

Stockholders' Equity
 Preferred stock, $.01 par value, 4,000,000 shares authorized:
  Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at March 31, 1997 and December 31,
  1996.  ($10.0 million liquidation preference)............             8,500               8,500
 Series B Preferred stock, $.01 par value, 763,500
  shares issued and outstanding at March 31, 1997
  and December 31, 1996. ($5.0 million liquidation preference)          5,000               5,000
 Common stock, $.01 par value,  12,000,000 shares authorized,
  5,659,495 and 5,603,395 shares, issued and outstanding at
  March 31, 1997 and December 31, 1996, respectively.......                57                  56
 Additional paid-in capital................................            19,780              19,796
 Stock subscriptions receivable............................               (50)                (50)
 Accumulated deficit.......................................            (4,487)             (3,050)

     Total stockholders' equity............................            28,800              30,252

     Total Liabilities and Stockholders'Equity.............          $ 62,064            $ 61,566
----------------------------------------------------------------

                        See notes to financial statements

                             THE LAMAUR CORPORATION
                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                       1997             1996
                                                     --------------------------

Net Sales........................................   $ 26,280          $ 21,616

Net Sales to DowBrands...........................      2,933             6,864

                                                    ---------         ---------
Total Net Sales..................................     29,213            28,480

Cost of Goods Sold...............................     17,316            17,954
                                                    ---------         ---------

Gross Margin.....................................     11,897            10,526

Selling, General and Administrative Expenses.....     13,128            10,843
                                                    ---------         ---------

Operating Loss...................................     (1,231)             (317)

Interest Expense.................................       (398)             (414)

Other Income.....................................        192                 8
                                                    ---------         ---------

Net Loss.........................................     (1,437)             (723)

Dividends on Series B Preferred Stock............       (100)                -
                                                    ---------         ---------

Net Loss Available to Common Shareholders........  $   (1,537)        $   (723)
                                                    ==========       ==========

Net Loss per Common Share........................  $     (.24)        $   (.18)
                                                    ==========       ==========

Weighted Average Common and Common Equivalent Shares
   Outstanding...................................       6,487             4,086
                                                    ==========       ==========

                        See notes to financial statements



                             THE LAMAUR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                               ----------------------------------
                                                                    1997              1996
Cash Flows From Operating Activities:
    Net loss..............................................       $   (1,437)      $     (723)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Noncash credits for services.......................                -               83
       Issuance of common stock for services..............                -               94
       Utilization of DowBrands credits...................             (375)            (375)
       Loss on disposal of assets.........................               18                -
       Depreciation and amortization......................              376              321
       Effect of changes in:
          Receivables.....................................           (3,253)          (3,355)
          Inventories.....................................           (1,755)             872
          Other assets....................................               15                1
          Payables........................................              144              296
          Accrued expenses................................           (1,936)             168

       Net cash used in operating activities................         (8,203)          (2,618)
Cash Flows From Investing Activities:
    Additions to property, plant and equipment............             (463)             (72)
    Proceeds from sale of assets..........................               11                -
    Acquisition of PCD....................................                -              665
       Net cash provided by (used in) investing activities             (452)             593
Cash Flows From Financing Activities:
    Revolving credit agreement, net.......................            3,814              596
    Borrowings of long-term debt..........................              691                -
    Repayments of long-term debt..........................             (322)            (300)
    Proceeds from sales of common stock, net..............               86             (153)
    Payment of preferred dividends........................             (167)               -

       Net cash provided by financing activities..........            4,102              143
Net Decrease in Cash and Cash Equivalents.................           (4,553)          (1,882)
Cash and Cash Equivalents at Beginning of Period..........           12,081            2,338
Cash and Cash Equivalents at End of Period................       $    7,528       $      456

==============================================================

                        See notes to financial statements

                             THE LAMAUR CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

         The accompanying condensed financial statements are unaudited and include all adjustments, which consist of only normal recurring accruals, that management considered necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in The Lamaur Corporation's ("Company") Annual Report on Form 10-K for the year ended December 31, 1996. Results for interim periods are not necessarily indicative of results for the full year.

      Net Loss Per Share was computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents, which consist of Series A preferred stock, warrants and options. In accordance with the rules of the Securities and Exchange Commission, common stock equivalents issued within one year of the Company's initial public offering, have been considered as outstanding since the inception of the Company and have been included in the calculation of weighted average common and common equivalent shares outstanding for all periods presented using the treasury stock method, even though they are antidilutive in loss periods. Fully diluted earnings per share has not been presented since the computation would not be dilutive.

      Reclassification  -  Certain  reclassifications  have  been  made  in  the
accompanying   financial   statements   in  order  to  conform   with  the  1997
presentation.


2.    ORGANIZATION AND OPERATIONS

      Effective March 26, 1997, Electronic Hair Styling, Inc. changed its name to The Lamaur Corporation. The Company, a Delaware corporation, is the successor to Electronic Hair Styling, Inc., which was incorporated in the State of Washington on April 1, 1993 (the "Predecessor"). Effective March 18, 1996, Predecessor merged with and into its wholly-owned subsidiary, the Company. In connection with the merger, the Company issued .660 shares of common stock in exchange for each issued and outstanding share of Predecessor common stock. The accompanying Company financial statements, which are substantially identical to Predecessor's financial statements for periods prior to the merger, give retroactive effect to the merger.

      The Company develops, formulates, manufactures and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, permanent wave products and other styling aids, for both consumer and professional hair care markets. The Company is also engaged in the early stages of research and development with respect to a new hair styling concept which is intended to combine electronics and chemicals to create new products designed to color, style and condition hair quickly, without the damaging side effects often experienced with most chemical-based hair styling products. The Company licensed the technology from Intertec Ltd., which is the sole limited partner of Intertec Holdings, L.P., the principal stockholder of the Company. Prior to the acquisition, the Company was a development stage company.

3.     RECENTLY ISSUED ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

       SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income [available to common shareholders] by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

       If SFAS 128 had been in effect during the current and prior year periods, basic loss per share would have been $.27 and $.24 for the quarters ended March 31, 1997 and 1996, respectively. Diluted loss per share under SFAS 128 would not have been significantly different than net loss per share reported for the periods.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Total net sales of $29.2 million for the quarter ended March 31, 1997 increased by $.7 million or 2.6% as compared with the same period in 1996. The sales growth during the quarter is principally due to the launch of WILLOW LAKE(TM) which is the Company's new premium priced retail hair care product line targeted for the natural's segment and positioned as "Nature's prescription for beautiful hair.(TM)" This sales growth was partially offset by sales decreases in the contract manufacturing group, principally DowBrands, and STYLE(R) and SALON STYLE(R) brands.

     Gross margin as a percentage of total net sales was 40.7%, for the quarter ended March 31, 1997 as compared with gross margin of 37.0% for the same period in 1996. The improvement in the gross margin percentage is due to a change in product mix and increased sales of higher margin products mainly driven by the new WILLOW LAKE(TM) line.

     Operating expenses for the quarter ended March 31, 1997 increased to $13.1 million or 44.9% of total net sales as compared to $10.8 million or 38.1% of total net sales for the same period in 1996. This increase is principally
attributable  to  increased   marketing  of  $2.0  million  and  brokerage  fees
supporting the launch of WILLOW LAKE(TM) and the COLOR SOFT(TM) line. The marketing investment spending for these brands will have an impact on near term earnings but is essential to building future revenues and earnings.

         Interest expense of $.4 million for the quarter ended March 31, 1997 was relatively unchanged as compared with the same period in 1996.

         Other income for the quarter ended March 31, 1997 was $.2 million as compared with $.01 million for the same period in 1996. This increase is principally attributable to the increase in interest income from the investment of the additional cash available as a result of the Company's initial public offering in the second quarter of 1996.

         As a result to the foregoing factors, the net loss for the quarter ended March 31, 1997 increased to $1.4 million, as compared with a net loss of $.7 million for the same period in 1996.

                         Liquidity and Capital Resources

         Accounts receivable increased $3.3 million due to higher sales in March, 1997 as compared with December, 1996 and customary extended credit terms granted customers for orders related to the new WILLOW LAKE (TM) and COLOR SOFT
(TM) product lines.

     Inventory levels increased $1.8 million at March 31, 1997 compared with December 31, 1996 as the company was building its inventory for the launch of the WILLOW LAKE(TM) product line.

         The amount outstanding on the Company's revolving line of credit increased to $13.6 million at March 31, 1997 as compared to $9.8 million at December 31, 1996 principally due to the increase in accounts receivable and inventory.

     The Company's launch of WILLOW LAKE(TM) as well as the introduction of other new products in 1997 will be supported by major marketing campaigns which include advertising and consumer promotions. In addition the new products will require the Company to increase its inventory level as compared with December 31, 1996 and to give extended credit terms. The funds required for the marketing campaigns, increased inventory levels and extended credit terms are expected to come primarily from working capital and the Company's line of credit facility. The Company expects to increase this facility in May 1997 from approximately $20.0 million to $27.0 million but no assurance can be made that Norwest will agree to an increase.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

On March 5, 1997, the Company mailed to all stockholders of record as of March 3, 1997 an Information Statement and an Action by Written Consent of Stockholders. The proposal submitted for written consent was to amend Article First of the Company's Certificate of Incorporation to change the name of the corporation to The Lamaur Corporation from Electronic Hair Styling, Inc. The amendment changing the name was effective March 26, 1997.

The number of shares of Common Stock consenting to the proposal was 3,328,292 (58.8% of the Common Stock) and the number of shares of Preferred Stock consenting to the proposal was 1,763,500 (100% of the Preferred Stock). The Preferred Stock was entitled to 1,163,910 votes based upon the conversion ratio of 0.66 shares of Common Stock for each share of Preferred Stock. The total voting power of the Company consenting to the proposal was 4,492,202 votes representing 65.8% of the voting power of the Company.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

                    11.1.....  Statement of computation of loss per share
                    27.1.....  Financial Data Schedule

                  (b) Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      THE LAMAUR CORPORATION
                                                 (Registrant)





  DATE:        May 15, 1997     /s/  John D. Hellmann
                                     Vice President-Finance and Chief Financial
                                     Officer (Principal Financial and Accounting
                                     Officer)