Form 10-Q
period 1997-06-30
LAMAUR CORP
filed 1997-08-28
CIK 1011154

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
===============================================================================
                             Washington, D.C. 20549
===============================================================================

===============================================================================
                                    FORM 10-Q
===============================================================================

===============================================================================
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
===============================================================================

                  For the quarterly period ended June 30, 1997
===============================================================================

===============================================================================
                         Commission File Number 0-28174
===============================================================================

===============================================================================
                             The Lamaur Corporation
===============================================================================
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

         Yes      [  X  ]           No      [     ]

At July 31, 1997, there were 5,699,321 shares of the Registrant's $.01 par value Common Stock outstanding.

===============================================================================


===============================================================================

This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, including statements regarding market strategy for declining brands, level of future sales for declining brands, continued sales increases from WILLOW LAKE(TM) and COLOR SOFT(TM), impact of increased marketing cost on near-term operating results and future revenues and earnings, future performance of either or both of the WILLOW LAKE(TM) or COLOR SOFT(TM) lines or the Company's ability to attain any particular level of sales or to be or remain profitable in the future, launch of WILLOW LAKE(TM) as well as the introduction of other new products in 1997 continuing to be supported by significant marketing campaigns, new products will require an increase in inventory levels and extended credit terms, renewal of the DowBrands contract and the effect of the loss of the contract on the Company's financial condition or results of operations in 1997, ability to gain new contract manufacturing business in 1998 for products that will result in higher margins, adjustment to manufacturing and reduction of certain other expenses associated with operations in 1998, ability to meet working capital requirements for the remainder of 1997, need for additional financing in the foreseeable future, form of future financing and whether or on what terms it would be available, impact on Company of being unable to obtain additional financing, restructuring financial covenants and the Company's ability to be in compliance with its loan agreement and availability and terms of future financing. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission during the past 12 months.


THE LAMAUR CORPORATION
 Index to Form 10-Q
 June 30, 1997

                                                                                                            Page No.


  Part I - Financial Information

  Item 1.  Condensed Financial Statements (Unaudited)

        Balance Sheets as of June 30, 1997 and December 31, 1996                                                   4

        Statements of Operations for the Three and Six Months Ended June 30, 1997 and 1996                         5

        Statements of Cash Flows for the Six Months Ended June 30, 1997 and 1996                                   6

        Notes to Condensed Financial Statements                                                                    7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   8

  Part II - Other Information                                                                                     10

  Signature                                                                                                       12


                                              PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                             June 30,     December 31,
                                                                               1997           1996
ASSETS
Current Assets:
     Cash and cash equivalents                                           $  7,373       $ 12,081
     Receivables from DowBrands                                             1,511          1,450
     Accounts receivable, net                                              18,317         17,214
     Inventories                                                           15,042         11,699
     Prepaid expenses and other current assets                              4,401            523
         Total current assets                                              46,644         42,967

Property, Plant and Equipment, Net                                         19,167         18,475

Other Assets                                                                  163            124

         Total Assets                                                    $ 65,974       $ 61,566
---------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
=================================================================================================

Current Liabilities:
     Accounts payable                                                    $ 11,053            $  6,724
     Accrued expenses                                                       1,925               4,637
     Accrued salaries, wages and employee-related expenses                  1,823               2,458
     Current portion of long-term debt                                      1,320               1,272
     Payables to related parties                                              750               1,500

         Total current liabilities                                         16,871              16,591

Long-Term Debt                                                             20,685              13,723
Related Party Obligations                                                     750               1,000

Stockholders' Equity
     Preferred stock, $.01 par value, 4,000,000 shares authorized:
-------------------------------------------------------------------
      Series A Preferred stock, $.01 par value, 1,000,000 shares
      issued and outstanding at June 30, 1997 and December 31,              8,500               8,500
      1996.
       ($10.0 million liquidation preference)
     Series B Preferred stock, $.01 par value, 763,500
      shares            issued and outstanding at June 30, 1997
      and December 31, 1996. ($5.0 million liquidation preference)          5,000               5,000
     Common stock, $.01 par value, 12,000,000 shares authorized,
      5,699,321 and 5,603,395 shares, issued and outstanding at
     June 30, 1997 and December 31, 1996, respectively                         57                  56
     Additional paid-in capital                                            19,977              19,796
     Stock subscriptions receivable                                           (50)                (50)
     Accumulated deficit                                                   (5,816)             (3,050)

         Total stockholders' equity                                        27,668              30,252

         Total Liabilities and Stockholders' Equity                      $ 65,974            $ 61,566
--------------------------------------------------------------------

=======================================================================================================
                                            See notes to financial statements



                                                 THE LAMAUR CORPORATION
                                                STATEMENTS OF OPERATIONS
                                        (In thousands, except per share amounts)
                                                       (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                                1997            1996               1997           1996


----------------------------------------------------------
Net Sales                                                  $       25,401  $       25,050     $       51,681  $      46,666
----------------------------------------------------------

Net Sales to DowBrands                                              5,115           6,632              8,048         13,496
----------------------------------------------------------

Total Net Sales                                                    30,516          31,682             59,729         60,162
----------------------------------------------------------

Cost of Goods Sold                                                 18,068          19,783             35,384         37,737
----------------------------------------------------------

Gross Margin                                                       12,448          11,899             24,345         22,425
----------------------------------------------------------

Selling, General and Administrative Expenses                       13,431          10,888             26,559         21,731
----------------------------------------------------------

Operating Income (Loss)                                             (983)           1,011            (2,214)            694
----------------------------------------------------------

Interest Expense                                                    (435)           (418)              (833)          (832)
----------------------------------------------------------

Other Income                                                           89              64                281             72
----------------------------------------------------------

Net Income (Loss)                                                 (1,329)             657            (2,766)           (66)
----------------------------------------------------------

Dividends on Series B Preferred Stock                               (100)            (33)              (200)              33
----------------------------------------------------------

Net Income (Loss) Available to Common Shareholders         $      (1,429)  $          624     $      (2,966)  $         (99)
----------------------------------------------------------

Net Income (Loss) per Common Share                         $        (.22)  $          .12     $        (.46)  $        (.02)
----------------------------------------------------------

Weighted Average Common and Common Equivalent Shares
   Outstanding                                              ==============  ==============     ==============  ==============
                                                                    6,411           5,246              6,450           4,666






                                            See notes to financial statements




                                                 THE LAMAUR CORPORATION
                                                STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)
                                                                       Six Months Ended
                                                                           June 30,
                                                               ----------------------------------
                                                                    1997              1996
    Cash Flows From Operating Activities:
    Net loss                                                     $   (2,766)      $      (66)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
       Noncash credits for services                                       -              124
       Issuance of common stock for services                              -              100
       Utilization of DowBrands credits                                (750)            (750)
       Loss on disposal of assets                                        12               11
       Depreciation and amortization                                    774              685
       Effect of changes in:
          Receivables                                                (1,164)          (5,715)
          Inventories                                                (3,343)           2,267
          Other assets                                               (3,961)             (76)
          Payables                                                    4,429            1,274
          Accrued expenses                                           (3,347)            (258)

       Net cash used in operating activities                        (10,116)          (2,404)
Cash Flows From Investing Activities:
    Additions to property, plant and equipment                       (1,450)            (749)
    Proceeds from sale of assets                                         16                -
       Net cash used in investing activities                         (1,434)            (749)
Cash Flows From Financing Activities:
    Revolving credit agreement, net                                   4,190           (4,581)
    Borrowings of long-term debt                                      3,496
    Repayments of long-term debt                                       (676)            (825)
    Proceeds from sales of common stock, net                            132           18,026
    Payment of preferred dividends                                     (300)               -

       Net cash provided by financing activities                      6,842           12,620
Net (Decrease) Increase in Cash and Cash Equivalents                 (4,708)           9,467
Cash and Cash Equivalents at Beginning of Period                     12,081            2,338
Cash and Cash Equivalents at End of Period                       $    7,373       $   11,805

==============================================================





                                            See notes to financial statements


                             THE LAMAUR CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
------------------------------------------------------------------------------


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

3.     RECENTLY ISSUED ACCOUNTING STANDARDS

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

       If SFAS 128 had been in effect during the current and prior year periods, basic loss per share would have been $.25 and basic income per share would have been $.15 for the three months ended June 30, 1997 and 1996, respectively. In addition, basic loss per share would have been $.52 and $.03 for the six months ended June 30, 1997 and 1996, respectively. Diluted income and loss per share under SFAS 128 would not have been significantly different than net income and net loss per share reported for the periods.

       In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six months and three months ended June 30, 1997 compared to the six months and three months ended June 30, 1996.

         Net sales for the six months ended June 30, 1997 were $59.7 million compared with $60.2 million for the same period in 1996, a decrease of .8%. Net sales for the three months ended June 30, 1997 were $30.5 million, compared with $31.7 million for the same period in 1996, a decrease of 3.8%. The decrease in net sales for the six months and three months ended June 30, 1997 is attributable to sales declines in the STYLE(R), PERMA SOFT(R) and SALON STYLE(R) brands and in contract manufacturing, principally DowBrands.

         PERMA SOFT(R), SALON STYLE(R) and to a lesser degree, STYLE(R) brands have continued to decline in sales since new management began its turn around efforts in the first quarter of 1996. PERMA SOFT(R) and SALON STYLE(R) had sales declines of $7.4 million and $4.3 million, respectively, in the last twelve months compared with the previous twelve months and $2.5 million and $2.4 million, respectively in the last six months compared with the previous six months.

         The Company is continuously reviewing and, where management believes appropriate, revising its marketing strategy with respect to the brands that experience sales declines. The PERMA SOFT(R) and SALON STYLE(R) brands have been under significant scrutiny by management and have been the subject of various marketing initiatives undertaken by the Company during the last approximately 15 months, but sales of these brands have not responded to those initiatives by reaching an acceptably favorable sales levels to date and the Company is continuing to revise its marketing strategies. Sales of these brands could continue to decline before new strategies are implemented, and there can be no assurance that the trend in sales can be reversed.

         The sales decreases in the six months and three months ended June 30, 1997 were offset in part by the introduction of WILLOW LAKE(TM) and COLOR SOFT(TM), the Company's new premium-priced retail hair care product lines. WILLOW LAKE(TM), targeted for the natural's segment and positioned as "Nature's prescription for beautiful hair(TM)," began shipping in the fourth quarter of 1996. COLOR SOFT(TM), formulated to retain color longer for color treated hair, began shipping in the first quarter of 1997. Continued sales increases from WILLOW LAKE(TM) and COLOR SOFT(TM) will be in part dependent upon competition from other brands, consumer acceptance and marketing support behind these brands.

         Gross margin as a percentage of net sales was 40.8% for the six months ended June 30, 1997 as compared with 37.3% for the same period in 1996. Gross margin as a percentage of net sales was 40.8% for the three months ended June 30, 1997 as compared with 37.6% for the same period in 1996. The improvement in the gross margin as a percentage of net sales for the six months and three months ended June 30, 1997 is due to a change in product mix and increased sales of higher margin products driven by the new WILLOW LAKE(TM) and COLOR SOFT(TM) lines.

         Selling general and administrative expenses were $26.6 million, or 44.5% of net sales for the six months ended June 30, 1997 as compared with $21.7 million, or 36.1% of net sales for the same period last year, an increase of $4.9 million. Selling general and administrative expenses were $13.4 million, or 44.0% of net sales for the three months ended June 30, 1997 as compared with $10.9 million, or 34.4% of net sales for the same period last year, an increase of $2.5 million. The increase is principally attributable to increased marketing expense of $4.6 million and $2.6 million for the six months and three months ended June 30, 1997, respectively, and brokerage fees supporting the launch of WILLOW LAKE(TM) and the COLOR SOFT(TM) lines. The increased marketing costs related to investment spending for WILLOW LAKE(TM) and COLOR SOFT(TM) in 1997 will have an impact on near term operating results but the Company believes it is essential to building future revenues and earnings. There can be no assurance concerning the future performance of either or both of the WILLOW LAKE(TM) or COLOR SOFT(TM) lines or the Company's ability to attain any particular level of sales or to be or remain profitable in the future.

         Interest expense of $.8 million for the six months ended June 30, 1997 and $.4 million for the three months ended June 30, 1997 related to interest on the Company's revolving line of credit and term loan was relatively unchanged as compared with the same periods in 1996.

         As a result of the foregoing factors, the net loss for the six months and three months ended June 30, 1997 increased to $2.8 million and $1.3 million, respectively, as compared with a net loss of $.1 million and net income of $.7 million for the same periods in 1996.

                         Liquidity and Capital Resources

         Inventory levels increased $3.3 million at June 30, 1997 compared with December 31, 1996 to support the launch of WILLOW LAKE(TM) and COLOR SOFT(TM) and the phase-in of new product packaging for the STYLE(R) and PERMA SOFT(TM) brands. Prepaid expenses increased $3.9 million at June 30, 1997 compared with December 31, 1996 primarily due to the front-end costs associated with the launch of WILLOW LAKE(TM) and COLOR SOFT(TM) which are being expensed during 1997.

         The Company's launch of WILLOW LAKE(TM) as well as the introduction of other new products in 1997 will continue to be supported by significant marketing campaigns which include advertising and consumer promotions. In addition, the new products will require the Company to increase its inventory level as compared with December 31, 1996 and to give extended credit terms. The funds required for the marketing campaigns, increased inventory levels and extended credit terms are expected to come primarily from working capital and the Company's line of credit facility.

         The Company has been operating under a two-year manufacturing contract with DowBrands that expires by its terms in November 1997. Although discussions concerning an extension of the contract are ongoing, based on negotiations to date, the Company believes that DowBrands will not renew the contract and will transfer the business elsewhere, possibly following a short extension after November to permit an orderly transition. The Company had revenues from DowBrands of $22.2 million in 1996 and $8.0 million through June 30, 1997, with total 1997 revenue under the contract expected to be approximately $18.0 million. In addition to covering the costs associated with the DowBrands business, the Company's revenues from DowBrands were sufficient to cover certain other fixed costs. The loss of the contract will not have any material effect on Lamaur's financial condition or results of operations in 1997.

         Based upon the results of operations for the six months ended June 30, 1997 and the uncertain level of its operations during the second half of 1997, the Company can give no assurance that it will be able to meet its working capital requirements for the remainder of 1997. Therefore, the Company believes it could require additional financing in the foreseeable future. The Company cannot predict whether such financing will be in the form of equity or debt and cannot assure whether or on what terms any such financing will be available to the Company. Should the Company be unable to obtain additional funding on terms reasonably acceptable to it, the Company's operations could be curtailed and its business could be materially adversely affected.

         The amount outstanding on the Company's revolving line of credit with Norwest Business Credit, a subsidiary of Norwest Bank ("Lender"), increased to $14.0 million at June 30, 1997, as compared to $9.8 million at December 31, 1996, principally reflecting increased levels of accounts receivable and inventory. In May 1997, the Company increased its revolving credit line to $20.0 million and its term loan from $6.0 million to $7.0 million, for a total credit facility of $27.0 million with the Lender. As a result of the Company's losses in the first half of 1997, it was as of June 30, 1997, out of compliance with certain financial loan covenants. The Company has received a waiver from Norwest Business Credit in regards to these covenants. The Company is currently discussing with Norwest Business Credit a restructuring of its financial loan covenants, but no assurance can be given that the Company will be successful in that regard. If the Company is not successful in obtaining the revised terms it requires, it may seek one or more substitute financing sources, the availability or terms of which cannot be assured.


                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

On May 9, 1997, the Company held its Annual Meeting of Stockholders. The stockholders voted on the following matters:

Election of Directors
Hoff, Don G.               .........For     4,227,619       Withhold     17,700
LaRosa, Dominic J.         .........For     4,228,119       Withhold     17,200
Copperman, Harold M.       .........For     4,228,119       Withhold     17,200
Dean, Paul E.              .........For     4,228,119       Withhold     17,200
Eppner, Gerald A.          .........For     4,228,119       Withhold     17,200
Hoff, Perry D.             .........For     4,218,339       Withhold     26,980
Stiley, Joseph F.          .........For     4,228,119       Withhold     17,200


Adoption of the 1997 Stock Plan:
For:              4,642,950
Against           19,550
Abstain           0


Adoption of the 1997 Employee Stock Purchase Plan
For               4,643,800
Against           18,700
Abstain           0

Ratify appointment of Deloitte & Touche LLP as independent auditors
For               4,661,850
Against           550
Abstain           100

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         10.1.....        Amended Credit and Security Agreement with Norwest
                          Business Credit, Inc.
         11.1.....        Statement of computation of earnings (loss) per share
         27.1.....        Financial Data Schedule

(b)      Reports on Form 8-K.  None.

                                                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               THE LAMAUR CORPORATION
                                               (Registrant)



                                                /s/ JOHN D. HELLMANN
                                                -------------------------------
 DATE:  August 27, 1997                        John D. Hellmann
                                               Vice President-Finance and
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)