Form 10-Q
period 1997-09-30
LAMAUR CORP
filed 1997-11-14
CIK 1011154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997



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

         Yes      [  X  ]           No      [     ]

At October 31, 1997, there were 5,699,511 shares of the Registrant's $.01 par value Common Stock outstanding.

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

                                                          THE LAMAUR CORPORATION
                                                         Index to Form 10-Q
                                                         September 30, 1997




                                                                        Page No.


   Part I - Financial Information

   Item 1.  Condensed Financial Statements (Unaudited)

         Balance Sheets as of September 30, 1997 and December 31, 1996        4

         Statements of Operations for the Three and Nine Months Ended         5
            September 30, 1997 and 1996

         Statements of Cash Flows for the Nine Months Ended                   6
            September 30, 1997 and 1996

         Notes to Condensed Financial Statements                              7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               8

   Part II - Other Information                                                10

   Signature                                                                  11

                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements



                                       THE LAMAUR CORPORATION
                                      CONDENSED BALANCE SHEETS
                          (In thousands, except share and per share data)
                                            (Unaudited)

                                                                           September 30,  December 31,
                                                                             1997            1996
                                                                        --------------   ------------

ASSETS

Current Assets:
    Cash and cash equivalents.......................................        $ 6,534        $ 12,081
    Receivables from DowBrands......................................          1,581           1,450
    Accounts receivable, net........................................         18,666          17,214
    Inventories.....................................................         14,025          11,699
    Prepaid expenses and other current assets.......................          4,760             523
                                                                          -------------   ------------

      Total current assets..........................................          45,566          42,967

Property, Plant and Equipment, Net..................................          19,598          18,475

Other Assets........................................................             194             124
                                                                        --------------   ------------

    Total Assets....................................................        $ 65,358        $ 61,566
                                                                        ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable................................................        $ 13,708         $ 6,724
    Accrued expense.................................................           2,271           4,637
    Accrued salaries, wages and employee-related expenses...........           1,592           2,458
    Current portion of long-term debt...............................           1,520           1,272
    Payables to related parties.....................................             375           1,500
                                                                        --------------   -----------

      Total current liabilities.....................................          19,466          16,591

    Long-Term Debt..................................................          22,440          13,723
    Related Party Obligations.......................................             750           1,000

    Stockholders' Equity
      Preferred stock, $.01 par value, 4,000,000 shares authorized:
      Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at September 30, 1997 and December 31, 1996.
       ($10.0 million liquidation preference)........................          8,500           8,500
      Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at September 30, 1997 and December 31, 1996.
       ($5.0 million liquidation preference).........................          5,000           5,000
      Common stock, $.01 par value, 12,000,000 shares authorized,
       5,699,321 and 5,603,395 shares issued and outstanding at
       September 30, 1997 and December 31, 1996, respectively........             57              56
      Additional paid-in-capital.....................................         19,877          19,796
      Stock subscriptions receivable.................................            (50)            (50)
      Accumulated deficit............................................        (10,682)         (3,050)
                                                                        --------------   ------------

       Total stockholders' equity....................................         22,702          30,252
                                                                        --------------   ------------

       Total Liabilities and Stockholders' Equity....................       $ 65,358        $ 61,566
                                                                        ==============   ============

                        See notes to financial statements

                                                  THE LAMAUR CORPORATION
                                                 STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)
                                                       (Unaudited)


                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                 ----------------------------  ----------------------------
                                                                     1997           1996           1997          1996
                                                                 -------------- -------------  ------------- --------------


Net Sales...................................................          $ 27,308      $ 23,970       $ 78,989       $ 70,636

Net Sales to DowBrands......................................             4,684         5,279         12,732         18,775
                                                                 -------------- -------------  ------------- -------------

Total Net Sales.............................................            31,992        29,249         91,721         89,411

Cost of Goods Sold..........................................            18,441        17,538         53,825         55,275
                                                                 -------------- -------------  ------------- -------------

Gross Margin................................................            13,551        11,711         37,896         34,136

Selling, General and Administrative Expenses................            17,928        11,218         44,487         32,949
                                                                 -------------- -------------  ------------- -------------

Operating Income (Loss).....................................            (4,377)          493         (6,591)         1,187

Interest Expense............................................              (527)         (251)        (1,360)        (1,083)

Other Income................................................                38           397            319            469
                                                                 -------------- -------------  ------------- --------------

Net Income (Loss) before Income Taxes.......................            (4,866)          639         (7,632)           573

Income Taxes................................................             -                29           -                29
                                                                 -------------- -------------  ------------- --------------

Net Income (Loss)...........................................            (4,866)          610         (7,632)           544

Dividends on Series B Preferred Stock.......................              (100)         (100)          (300)          (133)
                                                                 -------------- -------------  ------------- --------------

Net Income (Loss) Available to Common Shareholders..........          $ (4,966)        $ 510       $ (7,932)         $ 411
                                                                 ============== =============  ============= ==============

Net Income (Loss) per Common Share..........................           $ (0.78)       $ 0.08        $ (1.23)       $ (0.08)
                                                                 ============== =============  ============= ==============

Weighted Average Common and Common Equivalent
    Shares Outstanding......................................             6,399         6,526          6,433          5,291
                                                                 ============== =============  ============= ==============



                        See notes to financial statements




                                             THE LAMAUR CORPORATION
                                            STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                  -------------------------------
                                                                                       1997            1996
                                                                                  ---------------  --------------
Cash Flows From Operating Activities:
Net income (loss)...............................................................        $ (7,632)          $ 544
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Noncash credits for services...........................................               -             155
         Issuance of common stock for services..................................               -             108
         Utilization of DowBrands credits.......................................          (1,125)         (1,125)
         Loss (gain) on disposal of assets......................................              44            (214)
         Depreciation and amortization..........................................           1,182           1,017
         Effect of changes in:
             Receivables........................................................          (1,583)         (4,661)
             Inventories........................................................          (2,326)          2,598
             Other assets.......................................................          (4,376)           (168)
             Payables...........................................................           7,084             245
             Accrued expenses...................................................          (3,232)           (845)
                                                                                  ---------------  --------------

         Net cash used in operating activities..................................         (11,964)         (2,346)

Cash Flows From Investing Activities:
    Additions to property, plant and equipment..................................          (2,296)         (2,256)
    Proceeds from sale of assets................................................              16               -
                                                                                  ---------------  --------------

         Net cash used in investing activities..................................          (2,280)         (2,256)

Cash Flows From Financing Activities:
    Revolving credit agreement, net.............................................           6,214          (2,041)
    Borrowings of long-term debt................................................           3,842               -
    Repayments of long-term debt................................................          (1,091)         (1,125)
    Proceeds from sales of common stock, net....................................             132          18,029
    Payment of preferred dividends..............................................            (400)              -
                                                                                  ---------------  --------------

         Net cash provided by financing activities..............................           8,697          14,863
                                                                                  ---------------  --------------

Net (Decrease) Increase in Cash and Cash Equivalents............................          (5,547)         10,261
Cash and Cash Equivalents at Beginning of Period................................          12,081           2,338
                                                                                  ===============  ==============
Cash and Cash Equivalents at End of Period......................................         $ 6,534        $ 12,599
                                                                                  ===============  ==============

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


2.    SIGNIFICANT ACCOUNTING POLICIES

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

      Cash and Cash Equivalents considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. These investments consist of A1+/P1 rated commercial paper which at September 30, 1997 and December 31, 1996 were $5,511,000 and $11,496,000, respectively. Included in cash equivalents at September 30, 1997, are restricted securities of $3,001,000 which are maintained as collateral in support of the Norwest Business Credit revolving line of credit.

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

3.     DEBT

     As a result of the Company's losses for the first nine months of 1997, it was as of September 30, 1997, out of compliance with certain financial loan covenants. The Company has received a waiver from Norwest Business Credit in regards to these covenants. The Company is currently discussing with Norwest
Business Credit a restructuring of its financial loan covenants, but no assurance can be given that the Company will be successful in that regard. If the Company is not successful in obtaining the revised terms it requires, it may seek one or more substitute financing sources, the availability or terms of which cannot be assured.



4.     RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

      SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

       If SFAS 128 had been in effect during the current and prior year periods, basic loss per share would have been $.87 and basic income per share would have been $.09 for the three months ended September 30, 1997 and 1996, respectively. In addition, basic loss per share would have been $1.40 and the basic income per share would have been $.10 for the nine months ended September 30, 1997 and 1996, respectively. Diluted income and loss per share under SFAS 128 would not have been significantly different than net income and net loss per share reported for the periods.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine months and three months ended September 30, 1997 compared to the nine months and three months ended September 30, 1996.

         Net sales for the nine months ended September 30, 1997 were $91.7 million, compared with $89.4 million for the same period in 1996, an increase of 2.6% Net sales for the three months ended September 30, 1997 were $32.0 million, compared with $29.2 million for the same period in 1996, an increase of 9.4 %. The increase in net sales for the nine months and three months ended September 30, 1997 is principally due to sales from WILLOW LAKE(TM) and COLOR SOFT(TM), the Company's new premium-priced retail hair care product lines. WILLOW LAKE(TM), targeted for the natural's segment and positioned as "Nature's Prescription for Beautiful Hair(TM)," began shipping in the fourth quarter of 1996. COLOR SOFT(TM), formulated to retain color longer for color treated hair, began shipping in the first quarter of 1997. Continued sales growth of WILLOW LAKE(TM) and COLOR SOFT(TM) will be in part dependent upon competition from other brands, consumer acceptance and marketing support behind these brands.

         Sales in the nine months and three months ended September 30,1997 were adversely affected by sales declines in PERMA SOFT(R), STYLE(R) and SALON STYLE(R) brands and in contract manufacturing, principally sales to DowBrands. PERMA SOFT(R), STYLE(R) and SALON STYLE(R) brands have continued to decline in sales since new management began its turn around efforts in the first quarter of 1996. PERMA SOFT(R), STYLE(R) and SALON STYLE(R) had sales declines of $7.9 million, $7.1 million and $6.1 million, respectively, in the last twelve months compared with the previous twelve months and $2.6 million, $.5 million and $3.3 million in the last six months compared with the previous six months.

         The Company is continuously reviewing and, where management believes appropriate, revising its marketing strategy with respect to the brands that experience sales declines. The PERMA SOFT(R) and SALON STYLE(R) brands have been under significant scrutiny by management and have been the subject of various marketing initiatives undertaken by the Company during the last approximately 18 months, but sales of these brands have not responded to those initiatives by reaching an acceptably favorable sales levels to date and the Company is continuing to revise its marketing strategies. Management believes that sales of these brands are likely to continue to decline before new strategies are implemented, and there can be no assurance that the trend in sales can be reversed.

         Gross margin as a percentage of net sales was 41.3% for the nine months ended September 30, 1997 as compared with 38.2% for the same period in 1996. Gross margin as a percentage of net sales was 42.4% for the three months ended September 30, 1997 as compared with 40.0% for the same period in 1996. The improvement in the gross margin as a percentage of net sales for the nine months and three months ended September 30, 1997 is due to a change in product mix and increased sales of higher margin products driven by the new WILLOW LAKE(TM) and COLOR SOFT(TM) lines.

         Selling general and administrative expenses (SG&A) were $44.5 million, or 48.5% of net sales for the nine months ended September 30, 1997 as compared with $32.9 million, or 36.9% of net sales for the same period last year, an increase of $11.6 million. SG&A expenses were $17.9 million, or 56.0% of net sales for the three months ended September 30, 1997 as compared with $11.2 million, or 38.4% of net sales for the same period last year, an increase of $6.7 million. As general and administrative expenses have remained relatively flat, the increase is principally attributable to increased marketing expense of $10.4 million and $5.8 million for the nine months and three months ended September 30, 1997, respectively, and fees to brokers in our distribution chain supporting the launch of WILLOW LAKE(TM) and the COLOR SOFT(TM) lines. The increased marketing costs related to investment spending for WILLOW LAKE(TM) and COLOR SOFT(TM) in 1997 will have an impact on near term operating results but the Company believes it is essential to building a platform for future revenues and earnings. There can be no assurance concerning the future performance of either or both of the WILLOW LAKE(TM) and COLOR SOFT(TM) lines or the Company's ability to attain any particular level of sales or to be or remain profitable in the future.

         Interest expense increased to $1.4 million and $.5 million in the nine months and three months ended September 30, 1997, respectively, as compared with $1.1 million and $.3 million in the same periods last year. The increase in interest expense in the nine months and three months ended September 30, 1997 is attributable to higher borrowings under the Company's revolving line of credit and term loan with Norwest Business Credit to support the Company's working capital needs.

         Other income decreased to $.3 million and $.04 million for the nine months and three months ended September 30, 1997, respectively, as compared with $.5 million and $.4 million in the same periods last year. The decrease in other income in 1997 is due to lower interest income since the Company had less cash available to invest as compared to 1996. In addition, in 1996 other income included a gain on the sale of equipment.

         As a result of the foregoing factors, the net loss for the nine months ended and three months ended September 30, 1997 increased to $7.6 million and $4.9 million respectively as compared with net income of $.5 million for the nine months and $.6 million for the three months ended September 30, 1996.


                         Liquidity and Capital Resources

         Inventory levels increased $2.3 million at September 30, 1997 compared with December 31, 1996 to support the Company's launch of WILLOW LAKE(TM) and COLOR SOFT(TM) and the phase-in of new product packaging of the STYLE(R) and PERMA SOFT(R) brands. Prepaid expenses increased $4.2 million at September 30, 1997 compared with December 31, 1996 primarily due to the front-end costs associated with the launch of WILLOW LAKE(TM) and COLOR SOFT(TM) which are being expensed during 1997. The Company's launch of WILLOW LAKE(TM) as well as the introduction of other new products in 1997 will continue to be supported by
significant   marketing   campaigns  which  include   advertising  and  consumer
promotions.

         The Company has been operating under a two-year manufacturing contract with DowBrands that expires by its terms in November 1997. In October 1997, Dow Chemical announced that it had sold DowBrands. The Company had revenues from DowBrands of $22.2 million in 1996 and $12.7 million through September 30, 1997, with total 1997 revenue under the contract expected to be approximately $18 million. In addition to covering the costs associated with the DowBrands business, the Company's revenues from DowBrands were sufficient to cover certain other fixed costs. The loss of the contract will not have any material effect on Lamaur's financial condition or results of operations in 1997.

         Based upon the results of operations for the nine months ended September 30, 1997, and the uncertain level of operations during the next twelve months, the Company can give no assurance that it will be able to meet its working capital needs during this period. Therefore, the Company believes it could require additional financing in the foreseeable future. The Company cannot predict whether such financing will be in the form of equity or debt and cannot assure whether or on what terms any such financing will be available to the Company. Should the Company be unable to obtain additional funding on terms reasonably acceptable to it, the Company's operations could be curtailed and its business could be materially adversely affected.

         The amount outstanding on the Company's revolving line of credit with Norwest Business Credit, a subsidiary of Norwest Bank ("Lender"), increased to $16.0 million at September 30, 1997, as compared to $9.8 million at December 31, 1996, principally reflecting increased levels of accounts receivable and inventory. In May 1997, the Company increased its revolving credit line to $20.0 million and its term loan from $6.0 million to $7.0 million, for a total credit facility of $27.0 million with the Lender. As a result of the Company's losses for the first nine months of 1997, it was as of September 30, 1997, out of compliance with certain financial loan covenants. The Company has received a waiver from Norwest Business Credit in regards to these covenants. The Company is currently discussing with Norwest Business Credit a restructuring of its financial loan covenants, but no assurance can be given that the Company will be successful in that regard. If the Company is not successful in obtaining the revised terms it requires, it may seek one or more substitute financing sources, the availability or terms of which cannot be assured.



                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings.  None.

Item 2.           Changes in Securities.  None.

Item 3.           Defaults Upon Senior Securities.  None.

Item 4.           Submission of Matters to a Vote of Security Holders.  None.

Item 5.           Other Information.  None.

Item 6.           Exhibits and Reports on Form 8-K.


     Exhibits:  Exhibit  Number  10.1:  First  Amendment to Amended and Restated
                                        Credit Agreement.

                Exhibit Number 19.1:    Chairman's Report on the Status of the
                                        Turnaround
     Reports on Form 8-K. None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       THE LAMAUR CORPORATION
                                                                  (Registrant)


                                               /S/   JOHN D. HELLMANN
                                               ---------------------------------
   DATE:  November 13, 1997                          John D. Hellmann
                                                     Vice President-Finance and
                                                     Chief Financial Officer

                                                     (Principal Financial and
                                                         Accounting Officer)