Form 10-K
period 1997-12-31
LAMAUR CORP
filed 1998-03-31
CIK 1011154

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 0-28174

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

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $8.5 million. This number is calculated by excluding all shares held by directors, Intertec Holdings, L.P. and DowBrands Inc. without conceding that all such persons or entities are affiliates of registrant.

As  of  March  20,  1998,  there  were  5,857,125   outstanding  shares  of  the
registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
  Part III: Portions of Proxy Statement for 1998 annual meeting of stockholders

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding sales and marketing plans for 1998, plans with respect to the Company's technology, liquidity and capital resources and competition in the marketplace. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Such risks include market acceptance of the Company's products, effectiveness of recently adopted initiatives, competition, the Company's ability to implement appropriate cost controls, price changes by the Company or its competitors and fluctuations in capital and operating results.


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

Through its Lamaur division based in Fridley, Minnesota, the Company develops, formulates, manufactures and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, permanent wave products and other styling aids, for both the consumer and professional hair care markets. The Company also contract manufactures a variety of aerosol and other liquid filling products. Corporate functions, including corporate development, investor relations, science and technology, financial and legal services, are managed at the Company's headquarters in Mill Valley, California.

The Company's products are distributed to consumer retail outlets, professional salons and specialty shops. The Company believes it was among the ten largest manufacturers in the United States in 1997 in three mass retail categories of hair care products - shampoos, conditioners and styling aids. The Company has conducted early stages of research and development of Electronic Chemistry(TM), a new hair styling concept which is intended to combine electronics and chemicals to create new products designed to color, style and condition hair quickly, without the damaging side effects often experienced with most chemical-based hair styling products.

During 1997, based upon market research, all original retail brands that existed at the time of the acquisition from DowBrands were re-staged consistent with the Company's strategic shift to focus on higher margin brands. Re-staging includes repackaging, reformulating and development of new marketing strategies for a brand. In addition to the re-staging, the Company launched into the naturals product segment Willow Lake(R) and Apple Pectin(R) Naturals, brands of premium priced products in the retail and salon markets, respectively. The Company increased the number of exclusive distributors for the Pativa(R) professional brand from 15 to 23.

The Company's product lines are sold through mass retail outlets by its Retail Group (the "Retail Group") under the premium-priced Willow Lake(R), Perma Soft(R) and Color Soft(TM), mid-priced Salon Style(R) and value-priced Style(R) and Style Natural Reflections(TM) brand names. Most product lines contain a wide assortment of shampoos, conditioners and styling products positioned towards distinct consumer segments. In addition, a full line of high quality, premium-priced products including shampoos, conditioners, hair sprays, perms and a variety of other styling aids are sold to the professional salon and specialty shops market by its Salon Group (the "Salon Group") under the Nucleic A(R), Apple Pectin(R), Apple Pectin(R) Naturals, Vita/E(R) and Pativa(R) brand names. The Company also manufactures certain products, principally aerosol sprays, on a contract basis for third parties (the "Custom Manufacturing Group").

Sales by the Retail Group during 1997 accounted for 63.9% of the Company's total revenues, and are made to mass merchandisers, food stores, drug stores and others by a combination of the Company's direct sales force and a network of independent brokers. Sales by the Salon Group to the professional market, including sales to distributors who then sell to professional salons and specialty outlets, are made directly by the in-house sales force and, to a lesser degree in selected markets, by brokers. During 1997, the Salon Group and the Custom Manufacturing Group accounted for 14.7% and 21.4% of the Company's total revenues, respectively.

During 1997, the Company chose to focus the substantial portion of its marketing efforts to the growing naturals product segment of the market. Investment spending on Willow Lake(R) during 1997 was approximately $20.8 million. Original brands, although re-staged, experienced significant declines from the previous year, including Salon Style(R) down 53%, Perma Soft(R) down 50% and Style(R) down 26%. The decline of approximately $25.5 million for the original retail brands was partially offset by $25.1 million of new revenues from Willow Lake(R) which have higher gross margins.

The Company's loss for 1997 of approximately $19.4 million was principally due to increased investment spending supporting new brands, an increase of $19.9 million from the previous year, and lower than expected revenues from original retail brands discussed above which had a negative impact on revenues, earnings, overhead allocation and cash flow.

In November 1997, the Manufacturing Agreement with DowBrands expired. As a result of the expired agreement and the operational results discussed above, the Company restructured its operations by eliminating 90 positions in the production, administrative and management areas and consolidated manufacturing from three to two shifts.

Approximately $311,000 was expended for Electronic Chemistry(TM) research activities during 1997 which were primarily directed towards continuing early-stage coloring and styling experiments with respect to the reaction of hair samples to electronic signals. As a result of experimental work in 1997 the Company was able to file an additional patent application which management believes will further broaden the Company's proprietary position relative to the application of Electronic Chemistry(TM) to hair care. Because of budget constraints the Company discontinued all activity related to advanced technology development in December of 1997. Until sufficient financial resources can be obtained from operations or from capital, efforts related to advanced technology would be limited to completing the prosecution of the Company patents and to exploring opportunities with prospective licensees.

At December 31, 1997 the Company was not in compliance with certain loan covenants of its credit facility Following the restructuring described above, the Company re-negotiated the terms and covenants of the loan agreement.

On March 16, 1998, the Company announced that it had retained the investment banking firm of McCabe, Mintz & Company, L.L.P. to assist in evaluating various strategic alternatives seeking to enhance stockholder value. These alternatives could include a sale of the Company, a business combination, strategic alliance or merger with a third party. The Company is evaluating opportunities to acquire scale or be acquired by a larger entity which will be able to leverage the brand equity the Company has developed. This process is in an early stage and no assurance can be given as to whether any transaction will be consummated. The Company does not intend to comment further regarding these matters unless and until it determines to proceed with a particular transaction.


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

There have been changes in consumers' buying patterns toward higher priced shampoos and conditioners and specialty niche products. In addition, the cost of goods sold in the hair care products market has been rising steadily for several years; however, intense competition hindered manufacturers and distributors from passing those increases on to customers. The result has been an erosion in profit margins among the industry's competitors generally, although this effect has been less pronounced in certain market niches that are characterized by premium pricing and fewer competitors. Consequently, the hair care industry has been experiencing both a consolidation in the number of competitors and a globalization in the marketing efforts. The Company believes that currently five companies (L'Oreal S.A., Unilever, N.V. The Procter & Gamble Company, Bristol-Myers Squibb Company, and Alberto Culver Company) account for approximately 65% of worldwide sales in the hair care products industry.

The Company has a limited operating history evolving from its development stage in 1995 by acquiring the operations of the Personal Care Division of DowBrands. The Personal Care Division had experienced nine consecutive years of losses and even though new management implemented a turnaround strategy, management does not consider the turnaround to be complete and no assurance can be given that the Company will have earnings in 1998 or for future periods. The Company will need additional working capital to support re-staged brand marketing strategy and to introduce new brands. Additional working capital may not be available, and the absence of such working capital has had and could continue to have a material adverse impact on the Company. The Company's Common Stock could be subject to substantial volatility.

The loss of senior management could also have a material adverse effect on the Company, its results of operations, its financial condition and its prospects. In addition, the Company will have a dependence on its largest customers, including Wal-Mart and Sally Beauty Company. Any significant change in sales to these customers could materially effect the Company's performance. The Company's new Electronic Chemistry(TM) technology and its underlying principles have not been commercially developed, and no assurance can be given that products will ever be derived from the technology and if successfully developed that such products will be accepted by the market or would comply with government regulations. Until sufficient financial resources can be obtained from operations or from capital, efforts related to advanced technology would be limited to completing the prosecution of the Company patents and to exploring opportunities with prospective licensees.


Products

The Company formulates and manufactures a broad range of hair care product lines, consisting of approximately 90 products, marketed under several distinct brand names. Product lines sold through consumer retail outlets include Willow Lake(R), Perma Soft(R), Color Soft(TM), Salon Style(R), Style(R) and Style
Natural Reflections(TM) brand names most of which are widely recognized by retailers and consumers. Most lines contain a broad assortment of shampoos, conditioners and styling products and are positioned toward a distinct consumer segment. Product lines used by stylists and sold by salons and beauty supply stores throughout the United States and in Canada include shampoos, conditioners, hair sprays, perms and a variety of styling aids sold under the Pativa(R), Nucleic A(R), Nucleic A Botanicals, Apple Pectin(R), Apple Pectin
Naturals and Vita/E(R) brand names. In addition, the Company also manufactures products, principally aerosol sprays, under contract for third parties.

The following table sets forth the Company's principal brands and products sold within each brand during 1997:


                                                            Retail Brands

Brand                                            Shampoos and Conditioners                          Styling Aids and Perms

Willow Lake(R)...................     Cherry Bark & Irish Moss Conditioning Shampoo;       Raspberry & Vitamin E Non-Aero Hair
                                      Citrus & Rosemary Shampoo; Lavender & Mint           Spray; White Lily & Jasmine Hair Spray;
                                      Shampoo;  Witch Hazel & Honeysuckle Shampoo;         Aloe & Clover Blossom Mousse; Rosehips
                                      Hops, Apricot & Almond Conditioner; Sunflower,       & Ivy Spray Gel; Orange Blossom & Clove
                                      Honey & Hibiscus Conditioner;  Vitamin E,            Spritz
                                      Carrot Extract & Milk Protein Conditioner
Perma Soft(R)....................     Revitalizing Shampoo, Moisturizing Shampoo,          Hair Sprays (aerosol and non-aerosol),
                                      Extra Body Shampoo, Shampoo Plus Conditioner,        Mousse, Gel, Frizz Control Cream
                                      Revitalizing Conditioner, Moisturizing
                                      Conditioner, Extra Body Conditioner,
                                      Moisturizing Mist Conditioner
Color Soft(TM)...................     Daily Cleansing Shampoo; Moisturizing Shampoo;       Aerosol Finishing Spray; Styling
                                      Clean Rinsing Conditioner; Moisturizing              Mousse; Spray Gel
                                      Conditioner; Spray-On Conditioner
Salon Style(R)...................     Moisture Potion(R) Shampoo, Therapy Shampoo,         Hair Sprays (aerosol and non-aerosol),
                                      Strengthening Shampoo, NutriShine Shampoo,           Spray Gel, Body Boost(R) Mousse
                                      Botanical Conditioner, Moisture Potion(R)
                                      Conditioner, Detangling Conditioner, Hydro
                                      Balance Deep Conditioner
Style(R).........................     Moisturizing Shampoo, Extra Body Shampoo,            Hair Sprays (aerosol and non-aerosol),
                                      Regular Shampoo, Strawberry Shampoo, Nourishing      Gel, Mousse, Dry Style(R) Hair Spray for
                                      Shampoo, Coconut & Papaya Shampoo, Rainwater         Men (aerosol)
                                      Shampoo; Moisturizing Conditioner, Extra Body
                                      Conditioner, Regular Conditioner, Strawberry
                                      Conditioner, Deep Conditioning Conditioner,
                                      Coconut & Papaya Conditioner; Rainwater
                                      Conditioner; Style Plus(R) Extra Conditioning
                                      Shampoo and Conditioner In-One
Style Natural Reflections(TM)....     Clarifying Shampoo; Volumizing Shampoo;
                                      Moisturizing Shampoo; Daily Finishing
                                      Conditioner; Volumizing Conditioner;
                                      Moisturizing Conditioner

                                                            Salon Brands

Brand                                            Shampoos and Conditioners                          Styling Aids and Perms

Pativa(R)........................     Curl Cleanse Shampoo, Volumizing Cleanse             Mousse, Spritz, Design Creme,
                                      Shampoo, Moisturizing Cleanse Shampoo,               Alternative Wave (Normal), Alternative
                                      Purifying Cleanse, Curl Revitalizer                  Wave (Tinted), Sprae Concentrate Hair
                                      Conditioner, Leave-In Fortifier, Moisturizing        Spray
                                      Rinse, Purifying Rinse, Replenishing Hair
                                      Masque
Nucleic A(R).....................     Body Plus(R) Shampoo, Proteplex(R)Shampoos and       Botanical(TM) Hair Spray, Glaz(R) Gel
                                      Conditioner
Apple Pectin(R)..................     Shampoo and Conditioner, Moisturizing Shampoo,       Moisturizing Hair Spray, Acid Perm,
                                      ScentSates(TM) Shampoos and Conditioners, Apple      Apple Pectin Plus(R) Perm, Ten-Minute
                                      Pectin Plus(R) Shampoo and Conditioner in One         Wave, Ultra Hold Mousse, Styling Creme
Apple Pectin Naturals............     Witch Hazel & Honeysuckle Shampoo, Irish Moss &      Gel, Mousse, Spritz, Hair Spray
                                      Cherry Bark Shampoo; Rosemary & Grapefruit
                                      Shampoo; Hops, Apricots & Almonds Conditioner;
                                      Sunflower, Honey & Hibiscus Conditioner; Milk
                                      Protein, Carrot Extract & Vitamin E
                                      Conditioner; Peppermint & Lavender Bath & Body
                                      Wash
Vita/E(R)........................     Shampoo, Conditioners                                Perm, Hair Spray, Ultrahold Hair Spray,
                                                                                           Unscented Hair Spray, Maximum Hold Hair
                                                                                           Spray, Ultra-hold Concentrate Hair Spray

Other Salon Products.............     Lamaur(R) Moisturizing Shampoo, Lamaur Smoothing     Natural Woman(R) Hair Spray, CO-A(R)
                                      Shampoo, Bone Marrow(R) Conditioners                 Perm, CO-A Kinetics(R) Perm, Lamaur
                                                                                           Inception(R) Thio-Free Perm, Strata(R)

                                                                                           Perm, Gamma pHactor(R) Wave Set and
                                                                                           Concentrate, Beauti-Lac(R) Hair Spray,
                                                                                           Stylac(R) Hair Spray, Sprayage(R) Hair
                                                                                           Spray, Body Plus Mousse, Axiom(R) Perm,
                                                                                           Body for Sure(R) Perm, Lamaur
                                                                                           Straightening Balm, Lamaur Sealing
                                                                                           Spray, Lamaur Plus Styling Spray

Willow Lake(R), a new premium priced retail hair care product of shampoos, conditioners and styling aids is the Company's newest entry in the "naturals" segment of the hair care category. During 1997, Willow Lake(R) became the number two brand after Clairol(R) Herbal Essences(R) in the "naturals" product segment.

Perma Soft(R), which is a premium priced retail product line, is intended to meet the needs of a segment of consumers who use permanent wave products or color treat their hair. During 1997, as a result of market research, Perma Soft(R) was reformulated for consumers who use perming products and a new brand, Color Soft(TM), was developed and marketed for consumers who color treat their hair.

Salon Style(R) is a line of mid-priced shampoos, conditioners and styling aids targeted the salon segment of the retail market. During 1997, as a result of market research, selected products in the Salon Style brand were reformulated and the entire brand was repackaged and repositioned.

Style(R) is the Company's "value priced" brand, intended for use by the entire family.

Style Natural Reflections(TM) was launched in 1997 as a "mid-priced" entry in the fast growing "naturals" segment.

The Apple Pectin Naturals product line will further the Salon Group's sales of "natural" products into the professional market. During 1997, as a result of market research the Company developed and introduced a line of bath and body products for sale in the salon industry, as well as styling and finishing items.

Apple Pectin(R) is based on the use of pectin from apples as a key ingredient in the products. Pectin is a natural protein that strengthens and conditions the hair. The Apple Pectin(R) line provides stylists with shampoos, conditioners, styling products, and perms.

Pativa(R) is a full line of professional salon shampoos, conditioners and styling products which includes an innovative wave technology that eliminates the neutralizer step. The Pativa(R) line provides the Salon Group with a product line distributed by exclusive dealers to full service salons.

Vita/E(R) products contain vitamin E, a natural antioxidant which protects the hair and prevents color fading.

Nucleic A(R) is a full line of salon products that can be prescribed to meet any hair care need.


The following table sets forth certain information concerning the Company's net sales by group in each of the last three fiscal years:

(1)                                         1997                   1996                1995(2)
                                     ------------------     ------------------    ------------------

Retail...........................    $ 75,695      63.9%    $ 69,432     59.3%    $ 73,256     62.2%
Salon............................    $ 17,403      14.7%      16,833     14.4       16,947     14.4
Contract Manufacturing (3).......    $ 25,377      21.4%      30,818     26.3       27,563     23.4
                                     --------     ------    --------    ------    --------    ------

Total:...........................    $118,475     100.0%    $117,083    100.0%    $117,766    100.0%
                                     ========     ======    ========    ======    ========    ======


(1)  Numbers are stated in thousands of dollars.
(2) Includes sales of the Personal Care Division for the 11 months prior to the acquisition by the Company.
(3) Contract manufacturing sales included sales to DowBrands of $16.4 million, $22.2 million and $21.4 million in each of the years ended December 31
     1997, 1996 and 1995, respectively. In November 1997, the Manufacturing Agreement with DowBrands expired.


Marketing and Distribution

The Company's Retail Group sales are made to mass merchandisers, food stores, drug stores and other retail outlets, as well as to wholesalers who service retail outlets, resulting in the Company's products being sold in more than 60,000 retail outlets in North America. Sales for the Retail Group are carried out through a combination of the Company's own sales force and independent brokers. Salon Group products are distributed to professional salons and specialty shops through a network of independent distributors managed by the Company's direct sales force.

The Company currently maintains more than 1,800 active customer accounts and in 1997 no customer other than DowBrands and Wal-Mart accounted for more than 10% of the Company's total net sales in any of the last three years. DowBrands, whose manufacturing agreement has expired, accounted for 18%, 19% and 14% of the Company's total net sales in each of 1995, 1996 and 1997, respectively. Wal-Mart accounted for 18%, 17% and 15% of the Company's total net sales in each of 1995, 1996 and 1997, respectively. The loss of sales to Wal-Mart or other significant customers would have a material adverse effect on the business and operations of the Company. There are no contractual obligations from any customers to make continuing purchases from the Company.

The Company promotes sales of its products utilizing substantial advertising, consumer promotions and merchandising support programs. During the years ended December 31, 1995, 1996 and 1997, the Company's marketing support expense was approximately $23.8 million, $23.8 million and $43.7 million, respectively. The significant increase in these expenses in 1997 was principally due to the launch of the Company's new premium-priced brand, Willow Lake(R).

The Company anticipates a need to increase expenditures in connection with its marketing activities in the next several years, and expects to require substantial cash resources to fund those activities. These activities include expanding its product mix by introducing new products, particularly for the Willow Lake(R) brand and re-staging certain other existing products. The Company's strategy in 1998 is to focus its limited resources to support the new Willow Lake(R) brand and to provide maintenance promotional support behind the original re-staged brands.


Research and Development

The Company continuously engages in the development of new products and improvements to its existing formulations and maintains extensive laboratory facilities for those purposes. The Company relies principally on the experience of its staff in connection with formulating new products. The Company's research and technical staff (14 persons at February 28, 1998) works closely with the Company's sales and marketing groups to keep current with changes in consumer tastes and new product developments in the industry. The Company believes its research and development efforts are enhanced materially by the availability of its on-site salon, which is fully equipped to permit the testing of new products and improvements in conditions that simulate those actually encountered by consumers. The Company maintains extensive laboratory, quality assurance and quality control facilities. Examples of products recently developed include the Willow Lake(R) styling aids, Style Natural Reflections(TM), and Apple Pectin(R) Naturals bath and body products.

The Company believes that the absence of any fundamental change in the technology underlying hair care products for several decades, combined with the substantial global market for hair care products, presents an opportunity for new technologically oriented products. In the Company's view, electronically controlled and managed hair styling products that use chemicals and provide quick and convenient application can gain widespread consumer acceptance if they are successfully developed and properly marketed. The Company's strategy is to use licensed technology to develop a line of advanced hair styling products and, if it is successful in doing so, eventually to compete significantly on that basis. There can be no assurance, however, that the Company will be able to develop such advanced hair styling products or, if it does, that they will be commercially successful.

Approximately $311,000 was expended for Electronic Chemistry(TM) research activities during 1997 which were primarily directed towards continuing early-stage coloring and styling experiments with respect to the reaction of hair samples to electromagnetic signals. As a result of experimental work in 1997 the Company was able to file an additional patent application which management believes will further broaden the Company's proprietary position relative to the application of Electronic Chemistry(TM) to hair care. Because of budget constraints the Company discontinued all activity related to advanced technology development in December of 1997. Until sufficient financial resources can be obtained from operations or from capital, efforts related to advanced technology will be limited to completing the prosecution of the Company patents and to exploring opportunities with prospective licensees. Substantial additional research and development will be required before any prototype product containing its licensed technology could be delivered, and the Company believes that the earliest any prototype product might be introduced would be twelve to twenty-four months after funding is restored. The timing of introduction of its first commercial product will also depend on the time required to obtain any required regulatory approvals. There can be no assurance, however, that the Company will be able to develop such advanced hair styling products or, if it does, that they will be commercially successful.

Manufacturing and Supply

All the Company's manufacturing, packaging and warehousing operations are located in a 476,000 square foot facility in Fridley, Minnesota. The production area comprises 135,000 square feet and includes formula compounding areas, quality control laboratories, multiple fully-automated, high speed aerosol and liquid filling lines and state-of-the-art packaging facilities. The compounding or mixing department utilizes a combination of manual and fully-automated batch processing systems. A portion of the aerosol batching is controlled by an automated computer-driven blending system which has significantly improved efficiencies and product integrity. The high speed fully-automated packaging equipment used for both liquid filling and aerosol lines runs at speeds of up to 300 containers per minute. The Company believes it is an industry leader in fully automated hair care product manufacturing. The Company has substantial excess production capacity, which it currently intends to utilize in connection with any expansion of its contract manufacturing activities.

The Company maintains a strict internal control system to monitor the quality of its products. The quality control laboratory is well equipped and capable of conducting both micro and analytical testing. The Company also maintains product liability insurance at levels it believes to be adequate.

Raw materials used by the Company are principally alcohol, surfactants, fragrances, propellants and a wide variety of packaging materials and compounds including containers such as aerosol cans, corrugated boxes and plastic containers, container caps, tops, valves and labels, all of which are purchased from outside sources. The Company's principal raw materials and packaging components are available from several domestic suppliers and it is not dependent on the availability of supplies from any single source. While at times the hair care industry has experienced a shortage of raw materials of the types essential to the Company's business, because the Company has long-established supplier relationships and has developed alternative raw material suppliers, it does not anticipate any difficulty in obtaining adequate supplies of raw materials to meet its needs. Similarly, while the industry has from time to time experienced raw material cost increases, the Company believes it has been and remains able to purchase its requirements at competitive prices from sources that are readily available.

The Company uses tank railcars to transport certain high volume raw materials. Trucks are used to transfer smaller volume raw material requirements as well as packaging components such as aerosol cans, plastic bottles and caps, and corrugated shipping containers. A separate tank farm for above-ground bulk storage of chemicals and aerosol propellants is located in a secured area outside of the plant.

The Company maintains inventory of raw materials and packaging materials as well as certain finished goods in its on-site warehouse that comprises 265,000 square feet. Finished goods inventory is warehoused for distribution throughout the United States at the Company's on-site warehouse, but products produced for third parties are in most cases immediately released to third party warehouses and do not remain on the Fridley site as inventory. As many as twelve over-the-road truck trailers can be loaded and unloaded in the plant's warehousing and shipping area at one time.

Contract manufacturing of household cleaning and hair care aerosol sprays and liquid products for third parties, particularly with respect to the production of aerosol spray products utilizing the Company's automated high speed production lines, has contributed 20% or more to Company's sales in each of the last three years. During 1997, the Company's Manufacturing Agreement with DowBrands expired. The Company recognizes revenues from orders only upon shipment.


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

Regulatory agencies continue to monitor activities related to the Company's products, and no assurance can be given that additional regulatory requirements will not be developed.


Patents and Trademarks

The Company markets its products under a number of trademarks and trade names that are registered in the United States and several foreign countries. The Company will seek to register significant marks and names if and when it commences operations or marketing activities in other foreign countries. Principal trademarks of the Retail Group include Willow Lake(R), Perma Soft(R), Color Soft(TM), Salon Style(R), Style(R) and Style Natural Reflections(TM). The Salon Group trademarks include Pativa(R), Nucleic A(R), Apple Pectin(R), Apple Pectin(R) Naturals and Vita/E(R). The Company believes its position in the marketplace is significantly dependent upon the goodwill engendered by its trademarks and trade names, and therefore considers trademark protection to be material to its business. Although the Company owns certain patents, its business is not materially dependent upon any patent, license, franchise or concession, whether owned by or licensed to the Company.

The Company believes that protection of its proprietary technology (which includes certain technology licensed from an affiliate) and know-how is critical to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with all its critical employees, as well as by limiting the availability of certain critical information to a small number of key employees. To date, it has obtained the rights, pursuant to an exclusive license, to cosmetic hair care applications of the technology reflected in a United States patent (No. 5,395,490, issued to Messrs. Don Hoff and Joseph Stiley in March 1995, and expiring in March 2012), that it believes is important to the protection of the core technology underlying its research activities. Mr. Hoff, Chairman and Chief Executive Officer, and Mr. Stiley, Director and one of the Company's co-inventors of the Electronic Chemistry(TM) technology, are affiliates of the Company. The Company believes that the patent, which contains claims relating to the method of applying electronic signals at frequencies determined by the natural characteristics of a material in order to alter certain molecular bonds in that material, provides broad coverage, and hence significant protection, for its proprietary technology; however, there can be no assurance that this will be the case. Moreover, the Company currently has no patent protection for its technology outside the United States, and may be unable to obtain even limited protection for its proprietary technology in foreign countries.

During 1997, the Company applied for an additional patent which broadens the coverage of the initial filing described above to include the use of electronic signals with surface polymers.

The Company believes that its current and anticipated business does not infringe on any patent owned by others.


Competition

The markets for the Company's products are very competitive and sensitive to changing consumer needs and preferences. They are characterized by frequent introductions of competitive products, often accompanied by major advertising and promotional activities.

The Company competes primarily on the basis of product quality, price, marketing and brand name recognition. As a result of competitive conditions in the industry, which have adversely affected profit margins, and growing consumer demand for greater product convenience and performance, the industry has been experiencing a consolidation and a globalization in the activities of its members. The hair care products market is dominated by large, multi-national corporations, all of which compete with the Company and have greater financial and other resources than those of the Company. The Company believes it was among the ten largest manufacturers in the United States in 1997 of three mass retail categories of hair care products - shampoos, conditioners and styling aids. Principal competitors include The Procter & Gamble Company, Unilever N.V. (Helene Curtis), Bristol-Myers Squibb Company (Clairol), L'Oreal S.A. (Cosmair) and Alberto-Culver Company, and those of the Salon Group include Bristol-Myers Squibb Company (Clairol and Matrix), Nexxus, and Wella AG (Redken).


Personnel

The Company employed 323 persons as of February 28, 1998. None of the Company's employees is a member of a labor union. The Company considers its relationship with its employees to be good.


Item 2. PROPERTIES

The Company owns its facility in Fridley, Minnesota, near Minneapolis. This facility contains administrative, laboratory, production and warehousing areas. The 476,000 square foot air conditioned facility is located on a 25 acre site, and includes an approximately 38,000 square foot office center that houses the administrative staff, research laboratories, computer services and the test salon. The Company believes the facility, which was constructed in 1969 and improved during the 1980s at a total cost in excess of $60 million, is well maintained and adequate for its contemplated needs. The Company has excess production capacity, which it intends to utilize for new products and for possible expansion of its contract manufacturing activities.

At December 31, 1997, the Company leased its 6,008 square foot office facility in Mill Valley, California, near San Francisco, from Intertec, a division of Innovative Capital Management, Inc., a related party. The term of the lease is for three years commencing October 1, 1996.


Item 3. LEGAL PROCEEDINGS

None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq National Market under the symbol LMAR. The table below sets forth the range of the high and low sale prices, as reported by the Nasdaq Stock Market. Previous to March 26, 1997 the Company traded under the symbol EHST.

                                   1997                       1996
                             -----------------          -----------------
                              High       Low             High       Low
     First Quarter           $4.250     $2.750
     Second Quarter           3.813      2.375          $8.250*    $5.250
     Third Quarter            3.500      2.500           6.000      3.750
     Fourth Quarter           2.938      1.500           4.875      3.125

*Includes only the period May 23, 1996, the first trading date after the Company's initial public offering, to June 30, 1996.

As of March 20, 1998, the number of holders of record of the Company's Common Stock was 471 and the number of holders of record of the Company's Preferred Stock was one. As for the Common Stock, this number does not include beneficial holders where shares are held of record by nominees.

Dividends are payable with respect to the Series A Preferred Stock only to the extent (on an as-converted basis) that dividends are declared payable on the Common Stock. The Series B Preferred Stock is entitled to cumulative cash dividends at the rate of 8.0% per annum, payable quarterly ($400,000 annually). As of December 31, 1997 the Company is $200,000 in arrears on the payment of dividends on its Series B preferred stock held by Dow. The preferred stock provides for an annual dividend of $400,000 payable quarterly.

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

In March 1997, the Company issued 16,500 shares of Common Stock to Dominic J. LaRosa upon exercise of a warrant. The exercise price was $3.03 per share. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

In May 1997, the Company issued 36,526 shares to Intertec Holdings, L.P. pursuant to the terms of a Common Stock Purchase Agreement. The purchase price was $8.00 per share. These securities were exempt from registration under
Section 4(2) of the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (In thousands, except per share data)

Set forth below is selected financial data with respect to the statements of operations of the Company, for the twelve months ended December 31, 1997, 1996, 1995, 1994 and for the period from April 1, 1993 (Inception) to December 31, 1993, and the balance sheet data of the Company at December 31, 1997, 1996, 1995, 1994 and 1993. In addition, set forth below is selected financial data with respect to the pro forma statement of operations for the Company for the twelve months ended December 31, 1995. Such data presents the combined results of operations of the Company as if the acquisition of the Personal Care Division was effective as of January 1, 1995. The pro forma combined financial data includes all adjustments which the Company considers necessary for a fair presentation, in accordance with generally accepted accounting principles, of its results of operations for that period. The pro forma combined financial data does not purport to represent what the Company's results of operations would actually have been had the acquisition in fact occurred on the indicated date or to project the Company's results of operations for any future date or period.

In addition, included below is selected financial data with respect to the statements of operations for the Personal Care Division for the period from January 1, 1995 to November 30, 1995 (the effective date of the acquisition for financial reporting purposes) and the years ended December 31, 1994 and 1993, and the balance sheets of the Personal Care Division at December 31, 1994 and 1993. Such data were derived from the Personal Care Division financial statements, certain of which are included herein.

                                                       HISTORICAL                                         PROFORMA
----------------------------------------------------------------------------------------------------------------------------------
                                                      YEARS ENDED
                                                      DECEMBER 31,
                                   --------------------------------------------------
                                                                                             April 1, 1993
                                                                                            (INCEPTION) TO
                                     1997          1996        1995(1)         1994        DECEMBER 31, 1993     DECEMBER 31, 1995
----------------------------------------------------------------------------------------------------------------------------------
SELECTED STATEMENTS
OF OPERATIONAL DATA:

Total Net Sales                    $118,475      $117,083      $  8,070      $   -             $   -                 $117,766
Cost of Goods Sold                  69, 626        70,215         5,656          -                 -                   71,395

Gross Margin                         48,849        46,868         2,414          -                 -                   46,371
Operating Expenses                   66,375        45,641         3,496           557             1,565                45,130
Write-Down of Assets                   -             -             -             -                 -                   11,000

Operating (Loss) Income             (17,526)        1,227        (1,082)         (557)              (40)               (9,759)
Interest Expense                     (2,236)       (1,386)         (300)          (59)                                 (1,554)
Other Income                            402           712          -             -                 -                      101

Net (Loss) Income                  $(19,360)     $    553      $ (1,382)     $   (616)         $ (1,605)             $(11,212)(2)
                                   =========     =========     =========     =========         =========             =========
Basic (Loss) Income Per
Common Share                         $(3.48)         $.07         $(.52)       $( .25)             (.78)               $(4.20)
                                   =========     =========     =========     =========         =========             =========

Average Number of Basic
Common Shares Outstanding(3)          5,685         4,557         2,667         2,498             2,070                 2,667

Diluted (Loss) Income Per
Common Share                         $(3.48)        $(.06)        $(.52)        $(.25)            $(.78)               $(4.20)

Average Number of Diluted
Common Share Outstanding(3)           5,685          5609          2667          2498             2,070                 2,667

BALANCE SHEET DATA:
Working Capital (Deficit)           $15,794        26,126        10,346         $(466)             $(27)
Total Assets                         58,326        61,566        42,967             6               134
Long Term Debt, less current
Portion                              24,046        14,473        20,350         1,000             1,000
Stockholders' Equity (Deficit)       10,949        30,252         6,594        (1,462)           (1,057)

Financial Data of the Personal Care Division

                                                                           Years Ended December 31,
                                                                           ------------------------
                                                  Period from January
                                                  1, 1995 through
                                                  November 30, 1995          1994           1993
                                                  (4)
                                                  --------------------------------------------------
          Selected Statements of
          Operations Data:
          Total net sales....................          $ 109,696           $ 121,277      $ 112,031
          Cost of goods sold.................             67,088              71,735         71,061
                                                  --------------------------------------------------

          Gross Margin.......................             42,608              49,542         40,970
          Operating expenses.................             42,344              57,830         53,851
          Write-down of assets...............             11,000             120,100           -
                                                  --------------------------------------------------

          Operating income (loss)............            (10,736)           (128,388)       (12,881)
          Interest expense from Dow                       (1,603)             (5,805)        (6,643)
          Other income (expense), net                        101                 705            317

          Net loss                                     $ (12,238)          $(133,488)      $(19,207)
                                                  ==================================================


                                                              At December 31,
                                                       -----------------------------
                                                         1994                1993
                                                       ---------           ---------
     Selected Balance Sheet Data:
               Working capital...............          $  16,787           $  11,457
               Total assets..................             58,021             180,376
               Net invested capital..........             47,493             169,058

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

(3) In accordance with SEC Staff Accounting Bulletin 98, when computing basic and diluted earnings per share, all common stock, options, and warrants that were issued for nominal consideration during periods prior to the initial public offering have been considered as outstanding for all historical periods presented.

(4)  Results  of  operations  of  the  Personal  Care  Division   following  its
acquisition by the Company in November 1995 are included in the results of operations of the Company for the year ended December 31, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Historical Results of Operations

      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total net sales for the year ended December 31, 1997 were $118.5 million, compared with $117.1 million in 1996 an increase of 1.2%. The increase in net sales for the year ended December 31, 1997 is principally due to sales from Willow Lake(R) and ColorSoft(TM) the Company's premium-priced retail hair care product lines and Style Natural Reflections(TM) a mid priced retail hair care product line. Willow Lake(R), targeted for the Natural's segment and positioned as "Nature's Prescription for Beautiful Hair,"(TM) began shipping in the fourth quarter of 1996. Color Soft(TM), formulated to retain color longer for color treated hair began shipping in the first quarter of 1997. Style Natural Reflections(TM) positioned as a mid priced brand in the "Natural's" segment began shipping in the third quarter of 1997. Sales growth of Willow Lake(R), Color Soft(TM) and Style Natural Reflections(TM) will be dependent upon competition from other brands, consumer acceptance and marketing support behind these brands.

Sales for the twelve months ended December 31, 1997 were adversely affected by sales declines in the Company's established brands, Perma Soft(R), Style(R) and Salon Style(R), and in contract manufacturing, principally DowBrands. Perma Soft(R), Style(R) and Salon Style(R) have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. Perma Soft(R), Style(R) and Salon Style(R) had sales declines of $8.8 million, $8.4 million and $8.3, respectively during the twelve months ended December 31, 1997 as compared with 1996. Notwithstanding re-staging of the brands during 1997, management believes sales of these brands will continue to decline but at a lesser rate.

Gross margin as a percentage of net sales was 41.2% for the twelve months ended December 31,1997 as compared with 40.0% for the same period in 1996. The improvement in the gross margin as a percentage of net sales for the twelve months ended December 31, 1997 is due to a change in product mix resulting from the Company's strategic shift to focus on higher margin brands driven by Willow Lake(R) and Color Soft(TM).

Selling, general, and administrative expenses (SG&A) were $66.4 million or 56.0% of net sales for the twelve months ended December 31, 1997 as compared with $45.6 million or 39.0% of net sales for the same period last year, an increase of $20.8 million. As general and administrative expenses have remained relatively flat, the increase is principally attributable to increased marketing expense of $19.9 million and fees to brokers in the Company's distribution chain supporting the launch of Willow Lake(R), Color Soft(TM) and Style Natural Reflections(TM). As discussed in note 2 in the accompanying financial statement, the Company plans to reduce its level of marketing support in 1998 more in line with 1996 spending levels. There can be no assurance concerning the future performance of either or both of the Willow Lake(R) and Color Soft(TM) lines or the Company's ability to attain any particular level of sales or to be profitable in the future.

Interest expense increased to $2.2 million for the twelve months ended December 31, 1997 as compared with $1.4 million in the same period last year. The increase in interest expense during the twelve months ended December 31, 1997 is attributable to higher borrowings under the Company's revolving line of credit with Norwest Business Credit to support the Company's working capital needs and the increased interest rate invoked by Norwest as a result of the Company being out of compliance with certain financial loan covenants during a portion of 1997.

Other income decreased to $.4 million for the twelve months ended December 31, 1997 as compared with $.7 million for the same period in 1996. The decrease in other income in 1997 is principally due to absence of a one-time gain on the sale of equipment that was realized in 1996.

Primarily because of the $19.9 million increase in marketing expense attributable to the launch of new products and lower than expected revenues from the Company's established brands, the net loss for the twelve months ended December 31, 1997 increased to $19.4 million as compared with net income of $.6 million for the same period in 1996.


Pro Forma and Historical Results of Operations

The following table sets forth pro forma statement of operations information in dollars and as a percentage of total net sales for the year ended December 31, 1995, and the historical statement of operations information in dollars and as a percentage of total net sales for the year ended December 31, 1996. The pro forma information gives effect to the acquisition of the Personal Care Division as if it had occurred at the beginning of each period. The pro forma information is not necessarily indicative of future results of operations.


                                         YEARS ENDED DECEMBER 31,
                                              (In Thousands)
                            --------------------------------------------------
                                 HISTORICAL                    PRO FORMA
                              1996          %               1995          %
                            ---------     ------          ---------     ------
Total Net Sales             $117,083      100.0%          $117,766      100.0%
Cost of goods sold            70,215       60.0             71,395       60.6
                            ---------     ------          ---------     ------
Gross margin                  46,868       40.0             46,371       39.4
Operating expenses            45,641       39.0             45,130       38.3
Write-down of assets            -           -               11,000        9.4
                            ---------     ------          ---------     ------
Operating income (loss)        1,227        1.0             (9,759)      (8.3)
Other income (expense)
     Interest expense         (1,386)      (1.1)            (1,554)      (1.3)
     Other income                712         .6                101         .1
                            ---------     ------          ---------     ------

Net income (loss)                553         .5           $(11,212)      (9.5)
                            =========     ======          =========     ======


                    Year Ended December 31, 1996 (Historical)
              Compared to Year Ended December 31, 1995 (Pro Forma)

Total net sales of $117.1 million for the year ended December 31, 1996 declined 0.6% compared to pro forma net sales of $117.8 million in 1995. During 1996, the Company experienced sales growth from its new product line Willow Lake(R), contract manufacturing and its Style(R) product line. These increases were offset by sales decreases in the Perma Soft(R) and Salon Style(R) product lines.

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

Gross margin as a percentage of sales was 40.0% for the year ended December 31, 1996, as compared with a pro forma gross margin of 39.4% for the same period in 1995. The increase in gross margin percentage is attributable to the product cost savings which were realized through operating efficiencies and the high gross margin generated from the Willow Lake(R) product line that began shipping in the fourth quarter of 1996. The gross margin percentage improvements were partially offset by an increase in sales of the lower-margin Style(R) line of products and contract manufacturing, and a decrease in consumer retail purchases of the higher margin Perma Soft(R) and Salon Style(R) product line.

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


Liquidity and Capital Resources

The Company's net working capital at December 31, 1997 was $15.8 million compared to $26.1 million at December 31, 1996. This decrease is due in large part to the net loss of $19.4 million incurred in 1997. The loss in 1997 required increased borrowings under the Company's revolving and term loan facility with Norwest Business Credit. As of December 31, 1997, the amounts outstanding under Company's revolving and term loan facility were $17.7 million and $6.2 million, respectively as compared with $9.8 million and $4.8 million respectively as of December 31, 1996.

In May 1997, the Company increased its revolving credit line from $14.0 million to $20.0 million and its term loan from $6.0 million to $7.0 million, for a total credit facility of $27.0 million with the lender. The interest rate on the loans are variable and are tied to Norwest Bank's base rate which at December 31, 1997 was 8.5%. At December 31, 1997, the Company was out of compliance with certain financial loan covenants.

In March 1998, Norwest Business Credit amended the Company's loan agreement in conjunction with providing the waiver to the Company. The amendment provides for restructuring financial covenants on the credit facility and increasing the interest rate on the revolver from 1.5% to 2.5% above the base rate and increasing the interest rate on the term loan from 1.75% to 2.75% above the base rate. The interest rates on the revolver and the term loan are currently 11% and 11.25%, respectively. In addition, Norwest lowered the advance rates on eligible receivable by 5% and eligible inventory by 6%. The term loan requires monthly principal payments of $116,666.

The revolving line of credit and term loan with Norwest are secured by all of the assets of the Company and are payable in full by November 15, 2000.

Total accounts payable exceeding their normal payment terms were approximately $7.0 million as of December 31, 1997. Major trade creditors and other creditors have extended their "normal" terms to allow time for the Company to make payments. To date the Company has been able to make timely shipments to its customers. As of December 31, 1997 the Company is $200,000 in arrears on the payment of dividends on its Series B preferred stock held by Dow. The preferred stocks provide for an annual dividend of $400,000 payable quarterly.

In 1997 the Company supported the launch of Willow Lake(R) as well as the introduction of other new products by a major marketing campaign including advertising and consumer promotions. In addition the Company also increased its inventory levels. The major marketing campaign and increased inventory levels were funded from the Company's working capital line. The Company plans to reduce its marketing spending and reduce its inventory levels in 1998. The Company currently plans to resume advertising in the second half of 1998. This will be dependent upon available working capital. No assurance can be made of the Company's ability to attain any particular level of sales or to be profitable in the future as a result of the reduced marketing and timing of future advertising.

The Company had been operating under a two year manufacturing contract with DowBrands that expired by its terms in November 1997. In October 1997, Dow Chemical announced that it had sold DowBrands. The Company had revenues from DowBrands of $16.4 million for the year ended December 31, 1997 and $22.2 million in 1996. In addition to covering the costs associated with the DowBrands business, the Company's earnings from the DowBrands contract were sufficient to cover certain other fixed costs. The Company has reduced certain direct labor associated with the loss of the DowBrands business.

Based upon the results of operations for the year ended December 31, 1997, and the uncertain level of operations during the next twelve months, the Company can give no assurance that it will be able to meet its working capital needs during this period. Therefore, the Company believes it could require additional financing in the foreseeable future. The Company cannot predict whether such financing will be in the form of equity or debt and cannot assure whether or on what terms any such financing will be available to the Company. Should the Company be unable to obtain additional funding on terms reasonably acceptable to it, the Company's operations could be curtailed and its business could be materially adversely affected.


Year 2000 Compliance

The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary
inability  to  process  transactions,   send  invoices,  or  engage  in  similar
activities.

The Company determined that it would be required to replace or modify significant portions of its business application software so that its computer systems would properly utilize dates beyond December 31, 1999. As a result, the Company is currently in the early stages of implementing an upgraded version of its business application software that has been produced and tested to be Year 2000 compliant. The Company will primarily utilize internal resources to implement, replace and test software and related assets affected by the Year 2000 Issue. The Company expects to complete the majority of its implementation efforts by December 31, 1998 leaving adequate time to assess and correct any significant issues that may materialize. The total cost of the upgrade will be funded through operating budgets and is not expected to have a material impact on the operations, cash flows, or financial condition of the Company, taken as a whole, in future periods.

In 1998, the Company also plans to initiate formal communications with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those third parties failure to remediate their own Year 2000 Issues. However, these efforts are secondary to the Company's primary focus of upgrading its own business application software by its December 31, 1998 deadline date. The Company can give no guarantee that the systems of other companies on which the Company's systems rely will be converted on time or that a failure to convert by another company or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

The costs of the project and the timetable in which the Company plans to complete the Year 2000 compliance requirements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


NEW ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income,", which will be effective for the Company beginning January 1, 1998. SFAS 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. For the years ended December 31, 1997, 1996, 1995, the Company did not engage in transactions related to foreign currency translation, unrealized gains in securities, or minimum pension liability adjustments. Accordingly, Lamaur anticipates that SFAS 130 will not have a significant impact on its current comprehensive income disclosures.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. LaMaur has not yet completed its analysis of operating segments on which it will report. However, a preliminary analysis has concluded that the current reportable segments are consistent with the "management approach" methodology outlined in SFAS 131.


ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP requires that entities capitalize certain internal-use software costs once certain criteria are met. The provisions of the SOP are effective for fiscal years beginning after December 15, 1998, and the adoption by the Company is not expected to have a material effect on results of operations or financial position.


Inflation

The impact of inflation on operations has not been significant in the past few years due to the relatively low inflation that has been experienced throughout the United States. Raw material costs, labor costs, and interest costs are important components of the Company's costs. Increased operating costs are reflected in its products pricing with any limitations on price increases determined by the marketplace.


SAFE HARBOR CAUTIONARY STATEMENT

Statements in this report regarding the Company's outlook for its business and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements, some of which may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project" or similar expressions. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors which could cause them to differ materially. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not yet applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                            Page
                                                                            ----

     THE LAMAUR CORPORATION
     Independent Auditors' Report..........................................  F-1
     Balance Sheets for the Years Ended December 31, 1997 and 1996.........  F-2
     Statements of Operations for the Years Ended December 31, 1997,
          1996 and 1995....................................................  F-3
     Statements of Changes in Stockholders' Equity for the Years Ended
          December 31, 1997, 1996 and 1995.................................  F-4
     Statements of Cash Flows for the Years Ended December 31, 1997,
          1996 and 1995....................................................  F-5
     Notes to Financial Statements.........................................  F-6
     PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
     Independent Auditors' Report.......................................... F-16
     Statement of Operations for the Period from January 1, 1995 to
          November 30, 1995................................................ F-17
     Statement of Net Invested Capital for the Period from January 1,
          1995 to November 30, 1995........................................ F-18
     Statement of Cash Flows for the Period from January 1, 1995 to
          November 30, 1995................................................ F-19
     Notes to Financial Statements......................................... F-20


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

Not applicable.

PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

Incorporated by reference from the Company's 1998 Proxy Statement.


Item 11. EXECUTIVE COMPENSATION

Incorporated by reference from the Company's 1998 Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the Company's 1998 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the Company's 1998 Proxy Statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules - See index in Item 8.
(b)  Reports on Form 8-K. None.
(c)  List of Exhibits.


Exhibit Number                     Description
--------------                     -----------

         *2.1 Asset Purchase Agreement, dated as of November 15, 1995, between DowBrands, Inc. and Registrant.
         *2.2  Plan of Merger, dated March 15, 1996.
         *3.1  Restated Certificate of Incorporation of the Registrant.
         *3.2  By-Laws of the Registrant.
        **3.3  Certificate    of   Amendment   of   Restated    Certificate   of
               Incorporation.
         *4.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibits 3.1 and 3.3 hereof).
         *4.2 Specimen Copy of Stock Certificate for shares of Common Stock. *4.3 Form of Warrant issued to the Representatives.
         *4.4 Form of Common Stock Purchase Warrant, dated as of November 1995, issued to certain investors.
         *4.5 Registration Rights Agreement, dated as of November 15, 1995, between Dow and Registrant.
         *4.6 Form of Registration Rights Agreement between Registrant and certain holders of Registrant Common Stock.
        *10.1 License Agreement by and between Registrant and Intertec Ltd., dated May 5, 1993.
        *10.2 Credit and Security Agreement, dated as of November 16, 1995, between Registrant and Norwest Business Credit, Inc.
       **10.3 First Amendment to Credit Agreement, Second Amendment to Credit Agreement, Amendment Agreement and Third Amendment to Credit Agreement between Registrant and Norwest Business Credit, Inc.
      ***10.4 Amended Credit and Security Agreement between Registrant and Norwest Business Credit, Inc.
     ****10.5 First Amendment to Amended Credit and Security Agreement between Registrant and Norwest Business Credit, Inc.
         10.6 Second Amendment to Amended and Restated Credit and Security Agreement between Registrant and Norwest Business Credit, Inc.
         10.7 Third Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults between Registrant and Norwest Business Credit, Inc.
        *10.8 Manufacturing Agreement between DowBrands L.P. and Registrant, dated November 16, 1995.
        *10.9  1996 Stock Incentive Plan of the Registrant.
       *10.10 1996 Stock Incentive Plan for Non-Employee Directors and Advisory Board Members of the Registrant.
       *10.11 Employment Agreement between Registrant and Don G. Hoff, made as of June 1, 1994, and modified as of November 6, 1995.
      **10.12  1996 Non-Qualified Stock Option Plan of the Registrant.
      **10.13  Sublease  dated October 1, 1996 between  Registrant and Intertec,
               Ltd.
        10.14  Form of Employee Severance Agreement
        10.15 Memorandum from the Company to Dominic J LaRosa re Insurance Coverage
   *****10.16  1997 Stock Plan
         23.1  Consent of Deloitte & Touche LLP.
         27.1  Financial Data Schedule

        *99.1 U.S. Patent Number 5,395,490, issued March 7, 1995, registered to Don G. Hoff and Joseph F. Stiley, III, for a method of treating materials by the application of electromagnetic energy at resonant absorption frequencies.

          99.2 Restated Financial Data Schedule with respect to 6 month period ended June 30, 1996, 9 month period ended September 30, 1996, and 12 month period ended December 31, 1996

          99.3 Restated Financial Data Schedule wit respect to 3 month period ended March 31, 1997, 6 month period ended June 30, 1997 and 9 month period ended September 30, 1997


               *Incorporated  by  reference  from  the  Form  S-1   Registration
                    Statement (File No. 333-2722).
               **Incorporated by reference  from Annual  Report on Form 10-K for fiscal year ended 12/31/96
               ***Incorporated by reference from  Quarterly  Report on Form 10-Q for quarter ended 6/30/97
               ****Incorporated by reference from Quarterly  Report on Form 10-Q for quarter ended 9/30/97
               *****Incorporated by reference to Form S-8 Registration Statement
                    (File No. 333-26811)

1.   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 1998                          THE LAMAUR CORPORATION
                                    --------------------------------------------
                                                    (Registrant)


                                    By:              /s/ DON G. HOFF
                                    --------------------------------------------
                                    Don G. Hoff, Chairman of the Board and Chief
                                    Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                       Date
        ---------                          -----                       ----


     /s/ DON G. HOFF
-------------------------
       Don G. Hoff          Chairman of the Board and Chief       March 30, 1998
                            Executive Officer
                            (Principal Executive Officer)


   /s/ JOHN D. HELLMANN
-------------------------
    John D. Hellmann        Vice President, Chief Financial       March 30, 1998
                            Officer
                            (Principal Financial and Accounting
                            (Officer)


    /s/ DOMINIC LaROSA
-------------------------
    Dominic J. LaRosa       President and CEO - Lamaur            March 30, 1998
                            and Director


 /s/ HAROLD M. COPPERMAN
-------------------------
   Harold M. Copperman      Director                              March 30, 1998


  /s/ GERALD A. EPPNER
-------------------------
    Gerald A. Eppner        Director                              March 30, 1998


    /s/ PAUL E. DEAN
-------------------------
      Paul E. Dean          Director                              March 30, 1998


    /s/ PERRY D. HOFF
-------------------------
      Perry D. Hoff         Director                              March 30, 1998


  /s/ JOSEPH F. STILEY
-------------------------
  Joseph F. Stiley, III     Director                              March 30, 1998

                          INDEPENDENT AUDITORS' REPORT


The Lamaur Corporation:

     We have audited the accompanying balance sheets of The Lamaur Corporation, formerly Electronic Hair Styling, Inc., (the "Company"), as of December 31, 1997, and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
San Francisco, California
March 31, 1998

                             THE LAMAUR CORPORATION
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                           December 31,

ASSETS                                                   1997         1996

Current Assets:
     Cash and cash equivalents                       $    6,465    $   12,081
     Receivables from DowBrands (Note 12)                   741         1,450
     Accounts receivable, net (Note 4)                   15,943        17,214
     Inventories (Note 5)                                15,523        11,699
     Prepaid expenses and other current assets              453           523
         Total Current Assets                            39,125        42,967
Property, Plant and Equipment, Net (Note 6)              19,131        18,475
Other Assets                                                 70           124
     Total Assets                                     $  58,326    $   61,566

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                                   14,592     $   6,724
     Accrued expenses                                    4,666         4,637
     Accrued salaries, wages and employee-related        2,211         2,458
     expenses                                            1,612         1,272
     Current portion of long-term debt (Note 7)            250         1,750
     Payables to related parties (Note 12)

         Total Current Liabilities                       23,331        16,841

     Long-Term Debt (Note 7)                             23,546        13,723
     Related Party Obligations (Note 12)                    500           750
     Commitments and Contingencies (Note 14)

     Stockholders' Equity (Note 8):
       Preferred stock, $.01 par value, 4,000,000
         shares authorized:
       Series A Preferred  stock,  $.01 par value,
         1,000,000  shares issued and
         outstanding at December 31, 1997 and 1996.
         ($10.0 million liquidation preference)           8,500         8,500

       Series B  Preferred  stock,  $.01 par value,
         763,500  shares  issued and
         outstanding at December 31, 1997 and 1996.
         ($5.0 million liquidation preference)            5,000         5,000

       Common stock, $.01 par value, 12,000,000 shares
         authorized, 5,747,544 and 5,603,395 shares
         issued and outstanding at December 31, 1997
         and 1996, respectively                              57            56

       Additional paid-in-capital                        19,852        19,796

       Stock subscriptions receivable                       (50)          (50)

       Accumulated deficit                              (22,410)      (3,050)

         Total Stockholders' Equity                      10,949        30,252

         Total Liabilities and Stockholders' Equity  $   58,326    $   61,566

                                    See notes to financial statements
                                                   F-2

                                              THE LAMAUR CORPORATION
                                             STATEMENTS OF OPERATIONS
                                       (In thousands, except per share data)



                                                                Years Ended
                                                                December 31,

                                                        1997         1996        1995


Net Sales..........................................   $102,104     $ 94,912     $ 6,426


Net Sales to DowBrands (Note 12)...................     16,371       22,171       1,644


Total Net Sales (Note 1)...........................    118,475      117,083       8,070


Cost of Goods Sold.................................     69,626       70,215       5,656


Gross Margin.......................................     48,849       46,868       2,414


Selling, General and Administrative Expenses.......     66,375       45,641       3,496


Operating (Loss) Income............................    (17,526)       1,227      (1,082)


Interest Expense...................................     (2,236)      (1,386)       (300)

Interest and Other Income..........................        402          712          --


Net (Loss) Income..................................    (19,360)         553      (1,382)


Dividends on Series B Preferred Stock..............       (400)        (233)         --


Net (Loss) Income Available to Common Shareholders.   $(19,760)    $    320    $ (1,382)


Basic (Loss) Income per Common Share...............  $      (3.48)    $   0.07    $  (0.52)


Average Number of Basic Common Shares Outstanding..      5,685        4,557       2,667


Diluted (Loss) Income per Common Share.............  $       (3.48)    $   0.06    $  (0.52)


Average Number of Diluted Common Shares Outstanding
                                                         5,685        5,609       2,667


                                         See notes to financial statements
                                                        F-3

                             THE LAMAUR CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (In thousands)



                                Series A          Series B                            Additional  Stock
                            Preferred Stock   Preferred Stock      Common Stock       Paid-In     Subscriptions  Accumulated
                            Shares    Amount  Shares     Amount    Shares   Amount    Capital     Receivable       Deficit   Total

--------------------------
    Balance,
    December 31, 1994           -    $   -       -      $   -     2,498     $   25   $   734       $   -      $   (2,221)   $(1,462)
--------------------------

Issuance of Series A
preferred stock             1,000    8,500       -          -         -        -         -             -             -       8,500
--------------------------

Issuance of common stock
for cash                        -        -       -          -       135        1       214             -             -        215
--------------------------

Issuance of common stock
for services                    -        -       -          -       156        1       236             -             -        237
--------------------------

Issuance of common stock
for stock subscriptions         -        -       -          -        73        1        99          (100)            -          -
--------------------------

Grants of  non-cash stock
option credits                  -        -       -          -         -        -       311             -             -        311
--------------------------

Conversion of notes
payable to common stock         -        -       -          -        83        1       124             -             -        125

--------------------------

Reduction of stock
subscriptions receivable        -        -       -          -         -        -         -            50             -         50
--------------------------

Net loss                        -        -       -          -         -        -         -             -        (1,382)      (1,382)
--------------------------

    Balance
    December 31, 1995       1,000    8,500       -          -     2,945       29     1,718           (50)       (3,603)      6,594
--------------------------

Issuance of Series B
preferred stock                 -        -     764      5,000         -        -         -             -             -       5,000
--------------------------

Issuance of common stock        -        -       -          -     2,643       26     18,086            -             -      18,112
--------------------------

Grants of non-cash stock
option credits                  -        -       -          -         -        -       132             -             -         132
--------------------------

Stock grants to employees       -        -       -          -        15        1        93             -             -          94
--------------------------

Dividends on preferred
stock                           -        -       -          -         -        -      (233)            -             -         (233)
--------------------------

Net income                      -        -       -          -         -        -         -             -           553         553
--------------------------

    Balance
    December 31, 1996       1,000    8,500     764      5,000     5,603       56     19,796          (50)       (3,050)      30,252
--------------------------

Issuance of common stock
                                -        -       -          -       145        1       456             -             -        457
--------------------------

Dividends on preferred
stock                           -        -       -          -         -        -      (400)            -             -       (400)
--------------------------

Net loss                        -        -       -          -         -        -         -             -       (19,360)     (19,360)
--------------------------

    Balance
    December 31, 1997       1,000    $8,500    764     $5,000     5,748      $57     $19,852       $ (50)     $(22,410)      $10,949
--------------------------


                        See notes to financial statements
                                       F4

                             THE LAMAUR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   Years Ended December 31,
                                                                1997         1996        1995

Cash Flows From Operating Activities:

Net (loss) income..........................................   $ (19,360)   $     553   $  (1,382)

     Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

         Noncash credits for services......................           -          132         213

         Issuance of common stock for services.............           -           94          52

         Utilization of DowBrands credits..................      (1,500)      (1,500)          -

         Loss (gain) on disposal of assets.................          41         (214)          -

         Depreciation and amortization.....................       1,697        1,365         144

         Effect of changes in:

              Receivables..................................       1,980       (5,985)      3,779

              Inventories..................................      (3,824)        (559)        528

              Other assets.................................          39         (177)        (94)

              Payables.....................................       7,868          999      (2,643)

              Accrued expenses.............................        (218)        (478)      1,273


         Net cash (used in) provided by operating
         activities........................................     (13,277)      (5,770)      1,870


Cash Flows From Investing Activities:

     Additions to property, plant and equipment............      (1,236)      (3,110)       (128)

     Proceeds from sale of property, plant and equipment...          16          225           -

     Acquisition of PCD....................................           -            -     (13,689)


         Net cash used in investing activities.............      (1,220)      (2,885)    (13,817)


Cash Flows From Financing Activities:

     Revolving credit agreement, net.......................       7,837        1,764       8,050

     Borrowings of long-term debt..........................       2,738            -       6,465

     Repayments of long-term debt..........................      (1,751)      (1,445)       (300)

     Proceeds from sales of common stock, net..............         457       18,112          68

     Payment of preferred dividends........................        (400)         (33)          -


         Net cash provided by financing activities                8,881       18,398      14,283


Net (Decrease) Increase in Cash and Cash Equivalents.......      (5,616)       9,743       2,336

Cash and Cash Equivalents at Beginning of Period...........      12,081        2,338           2

Cash and Cash Equivalents at End of Period.................   $   6,465    $  12,081   $   2,338



Supplemental Disclosures of Cash Flow Information:


     Cash paid during period for interest..................   $   2,315    $   1,186  $        -

     Noncash investing and financing activities:

         Capital lease obligations entered into............       1,088          401           -

         Dividends payable preferred stock.................         200          200         100

         Common stock issued for subscriptions receivable..
                                                                      -            -         125

         Conversion or convertible subordinated note into
         stock.............................................           -        5,000           -


     Acquisition of PCD (Note 1):

         Issuance of preferred stock.......................           -            -       8,500

         Issuance of convertible subordinated note.........           -            -       5,000

         Issuance of DowBrands credits.....................           -            -       3,000

         Common stock issued for acquisition-related
         services..........................................           -            -         185

         Reduction of subscription receivable through
         services performed................................           -            -          50


                        See notes to financial statements
                                       F 5

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

     The Company develops, formulates, manufactures and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, permanent wave products and other styling aids, for both consumer and professional hair care markets. The Company is also engaged in the early stages of research and development with respect to a new hair styling concept which is intended to combine electronics and chemicals to create new products designed to color, style and condition hair quickly, without the damaging side effects often experienced with most chemical-based hair styling products. The Company licensed the technology from Intertec Ltd., which is the sole limited partner of Intertec Holdings, L.P., the principal stockholder of the Company (see Note 12). Prior to the acquisition discussed below, the Company was a development stage company.

     Effective November 15, 1995, the Company acquired certain assets and liabilities of the Personal Care Division of DowBrands L.P. ("PCD"). DowBrands L.P. is a limited partnership whose managing partner is DowBrands Inc., a wholly-owned subsidiary of The Dow Chemical Company (collectively "DowBrands"). PCD, which was renamed Lamaur after the acquisition, develops, manufactures, and markets hair care products. The acquisition was accounted for as a purchase and did not result in any goodwill. The total purchase price, including related acquisition costs, was $30.2 million. The acquisition was accounted for as if it occurred on November 30, 1995, and the Company's financial statements include the results of PCD effective December 1, 1995.

     The following unaudited pro forma summary results of operations for the year ended December 31, 1995, gives effect to the acquisition of PCD as if it had occurred at the beginning of 1995. The pro forma results do not purport to reflect the results of operations which would have actually occurred had the combination been effective on the date indicated or which may occur in the future.

                                                             1995
                                                        (In thousands
                                                       except per share
                                                            amount

Total net sales.....................................        $117,766

Net loss............................................         (11,212)

Net loss per share..................................         (2.74)


2.   MANAGEMENT'S PLANS REGARDING OPERATING LOSSES

     In 1997, the Company incurred a net loss of approximately $19.4 million and negative cash flows from operating activities of approximately $13.3 million. In addition, the Company was not in compliance with certain covenants of its credit facility at various measurement dates during 1997. The lender waived the covenants and amended the agreement subsequent to year end. The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its obligations as they become due, to comply with the terms and conditions of the amended financing agreements, to obtain additional financing or refinancing as may be required, and ultimately attain sales and operating levels to support its cost structure. Management's plans regarding operating losses and its plans concerning the above matters are presented below.

     In conjunction with the introduction of the Willow Lake(R) and Color Soft(TM) product lines, the Company increased its promotional spending in 1997 to $43.7 million from $23.8 million in 1996. The Company plans to decrease its promotional spending by approximately $20.0 million in 1998.

     In 1998, the Company also plans to reduce operating costs and improve operating margins through workforce reductions which have been implemented and delays in expenditures related to the development of its electronic technology. Approximately 90 positions in the production, administrative, and management areas were eliminated in early 1998. Further, manufacturing operations were consolidated from three to two shifts.

     As of December 31, 1997, the Company's principal sources of liquidity included cash and cash equivalents of approximately $6.5 million, accounts receivable of approximately $16.7 million and inventories of approximately $15.5 million. In 1998, the Company plans to reduce its excess inventory balances in order to enhance liquidity. As discussed in Note 7, the Company amended its financing agreement and related covenants in March 1998. Management is also investigating the possibility of obtaining additional sources of financing. The Company believes that its anticipated funds from operations and existing sources of liquidity, combined with its amended credit facility agreement, will satisfy the Company's projected working capital requirements for 1998.


3.   SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company's financial statements include the allowances for doubtful accounts, sales returns and cash discounts, inventory valuation reserve, accrued coupon redemption reserve, accrued market development reserve, accrued employee benefits, and employee stock option and stock purchase plan pro forma disclosures. Actual results could differ from those estimates.

     Cash and Cash Equivalents - Certain balances are held in a collateral account with the Company's lender (Note 7). After residing in the account for one day, such balances are applied against the Company's revolving debt. The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. These investments consist of A1+/P1 rated commercial paper and U.S. Treasuries which were $6.2 million and $11.5 million at December 31, 1997 and 1996, respectively. The U.S. Treasuries at December 31, 1997 represent restricted securities which are maintained as collateral in support of the revolving line of credit with Norwest Business Credit (Note 7).

     Accounts Receivable, net includes an allowance for doubtful accounts.

     Receivables  from  DowBrands   represent   amounts  due  under  a  contract
manufacturing agreement (Note 12).

     Inventories are stated at the lower of weighted average cost or market.

     Property, Plant, and Equipment is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of the related assets which range from 20 to 50 years for buildings and improvements and 3 to 10 years for machinery and equipment. In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 establishes recognition of impairment losses when a company no longer expects to recover the carrying value of a long-lived asset. The effect of adopting SFAS 121 was not material.

     Income Tax - Amounts in the financial statements related to income taxes are calculated using the principles of SFAS No. 109, "Accounting for Income Taxes." Under SFAS 109, prepaid and deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets as future profits are not yet predictable and utilization of deferred tax assets are not determinable.

     Stock Based Compensation - In 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted under this standard, the Company will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" to its stock option and other stock-based employee compensation awards. The disclosure of the pro forma net income and pro forma earnings per share as if the fair value method of SFAS 123 had been applied can be found in
Note 9.

     Earnings Per Share - In 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share." SFAS 128 requires disclosure of Basic and Diluted Earnings per Share (EPS). Basic EPS is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. All prior year Earnings per Share have been restated in accordance with the provisions of SFAS 128. Adoption of SFAS 128 did not have a material effect on the Company's historically disclosed Earnings per Share. See Note 9 for more information regarding the Earnings Per Share calculations.

     Concentration of Credit Risk - The Company sells the majority of its products to large U.S. retailers. Excluding sales to DowBrands, sales to the Company's largest customer were $18.4 million and $19.1 million, in 1997 and 1996, respectively. No other customer accounted for more than 10% of total net sales in 1997 or 1996. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, which have been insignificant.

     Fair Value of Financial Instruments - Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year end. Considerable judgment is required to develop estimates of fair value, and the estimates presented aren't necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, these fair values were estimated at year end, and current estimates of fair value may differ significantly from the amounts presented.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Accounts Receivable, Accounts Payable and Short-Term Borrowings - The carrying amount of these items approximates fair value.

          Debt - To estimate the fair value of debt the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 1997 and 1996, the carrying value of debt approximated fair value.

     Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 1997 presentation.


4.   ACCOUNTS RECEIVABLE

     Accounts Receivable include the following:


                                                          December 31,
                                                       1997          1996

                                                      (In thousands)

 Accounts receivable trade......................... $16,259        $17,380

 Non-trade accounts receivable.....................     519            391

 Allowance for doubtful accounts and returns.......    (835)          (557)

      Total........................................ $15,943        $17,214

     Write-offs of accounts receivable were $21,000, $55,000, and $3,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


5.   INVENTORIES

     Inventories include the following:


                                             December 31,
                                           1997         1996
                                          (In thousands)

  Finished goods........................$ 9,233       $ 7,324

  Work in process.......................     93           118

  Raw materials.........................  6,197         4,257

       Total............................$15,523       $11,699


6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                     December 31,
                                                  1997          1996
                                                    (In thousands)

 Land and land improvements.................    $ 1,662        $ 1,662

 Buildings and improvements.................      5,290          5,253

 Machinery and equipment....................     14,822         12,120

 Construction in progress...................        398            883

      Total.................................     22,172         19,918

 Less accumulated depreciation.............      (3,041)        (1,443)

      Total................................     $19,131        $18,475



7.   LONG-TERM DEBT

     Long-term debt includes the following:

                                                      December 31,
                                                  1997          1996
                                                    (In thousands)

  Revolving loan.............................  $17,651        $ 9,814

  Term loan..................................    6,222          4,800

  Obligations under capital leases...........    1,285            381

       Total.................................   25,158         14,995

  Less current portion.......................   (1,612)        (1,272)

       Long-term portion.....................  $23,546        $13,723


     In May 1997, the Company entered into an Amended and Restated Credit and Security Agreement with Norwest Business Credit (the "Lender"). The Amendment provides for an increase in the credit facility from $20.0 million to $27.0 million, and extends the termination date to November 15, 2000. The facility consists of a $20 million revolving line of credit and a $7.0 million term loan.

     Under the terms of the revolving line of credit, the company can borrow up to $20 million or a lesser amount as determined by the borrowing base (as defined in the loan agreement, comprising a percentage of eligible receivables and inventory). The loan provides that the Lender will advance funds to the Company subject to the terms and conditions of the loan agreement and amendments thereto and as long as the Company maintains $1.0 million of availability under its revolving line of credit. If availability is less than $1.0 million advances are at the Lender's discretion. Availability as defined under the loan agreement is borrowing base minus the outstanding balance under the revolving line of credit, minus letters of credit outstanding At December 31, 1997 and 1996, the annual interest rates were 12% and 8.75%, respectively. As a result of the Company being out of compliance with certain financial loan covenants, the Lender invoked a 2% default rate on the revolving line during a portion of 1997 which was still in effect at December 31, 1997.

     The term loan provides for monthly installments of $116,666 plus interest. At December 31, 1997 and 1996, the annual interest rates were 12.25% and 9.0% respectively. As a result of the Company being out of compliance with certain financial loan covenants, the Lender invoked a 2% default rate on the term loan during a portion of 1997 which was still in effect at December 31, 1997.

     Both credit facilities are secured by virtually all the assets of the Company. Additionally, the credit facilities prohibit the payment of dividends, restrict the Company's ability to incur additional indebtedness and require the Company to comply with certain financial covenants regarding profitability, minimum net worth, leverage, capital expenditures and cash flow.

     As a result of the losses during 1997, the Company was out of compliance with certain financial loan covenants at various measurement dates throughout the year. The Company has received a waiver from the Lender in regard to these covenants. In addition to receiving a waiver, the Company entered into a loan amendment with Norwest Business Credit in March 1998. The amendment increases the annual interest rates by 1% on both the revolving line of credit and term loan to 11% and 11.25%, respectively. In addition, advance rates on accounts receivable and certain eligible inventory were reduced by 5% and 6%, respectively.

     The obligations under capital leases are at fixed interest rates ranging from 4.9% to 20.2% and are collateralized by equipment and a letter of credit for $319,000. Machinery and equipment under capital leases were $1,290,000 (net of $172,000 of accumulated depreciation) and $395,000 (net of $6,000 of accumulated depreciation) as of December 31, 1997 and 1996, respectively. Minimum payments on noncancellable operating leases obligations are for buildings, autos and office equipment. Rent expense for the years ended December 31, 1997, 1996 and 1995 were approximately $380,000, $150,000 and $187,000, respectively.

     Future minimum principal payments on long-term debt, capital lease and noncancellable operating lease obligations are as follows:


                                                        Principal Payments on        Minimum Payments on Operating
                                                     Long-Term Debt and Capital            Lease Obligations
                   Year Ending                            Lease Obligations

1998                                                         $   1,612              $    272
1999                                                             1,629              $    197
2000                                                            21,302              $     33
2001                                                               212                     6
2002                                                               149                     -
2003 and thereafter                                                254                     -

Total minimum principal payments                             $  25,158              $    508
                                                            ==========              ==========



8.   STOCKHOLDERS' EQUITY

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

     Also in connection with the acquisition, the Company's Board of Directors authorized 763,500 shares of Series B convertible preferred stock ("Series B Preferred") which was issued in May 1996, upon conversion of a $5.0 million DowBrands Convertible Note. Series B Preferred bears an 8.0% per annum cumulative dividend, payable quarterly, has a liquidation preference of $6.55 per share or $5.0 million in the aggregate, has dividend and voting rights equal to common stock on an as-converted basis, and is redeemable at face value at the option of the Company in $1.0 million increments at any time. Each share of Series B Preferred is convertible into .660 shares of common stock at the option of the holder; however, if the trading price of the common equals or exceeds $21.21 per share for a 30-day trading period, the Company may force conversion. At December 31, 1997, the Company was in arrears on its September and December quarterly dividend payments, totaling $200,000 on the Series B Preferred Stock.

     Fixed Stock Option Plans - The Company maintains four fixed stock option plans for employees, consultants, directors and advisory board members. These plans are the 1997 Stock Plan, 1996 Stock Incentive Plan, the 1996 Nonstatutory Stock Option Plan and the Stock Option Plan for Non-Employee Directors and Advisory Board Members. In connection with Predecessor's merger with the Company (Note 1), all of Predecessor's outstanding stock options were assumed by the Company under the 1996 Stock Incentive Plan or The Stock Option Plan for Non-Employee Directors and Advisory Board Members. Stock options under these plans are issued at an option price not less than market value on date of grant. Total shares authorized under these four plans are 863,799, 528,201, 45,300 and 150,000, respectively. Total shares available for grant under the 1997 Stock Plan and the Stock Option Plan for Non-Employee Directors and Advisory Board Members were 260,549 and 51,000, respectively. No additional shares were available for grant under the 1996 Stock Incentive Plan or the 1996 Nonstatutory Stock Option Plan. Options granted to directors and advisory board members generally vest one year from the date of grant, and options currently granted to employees and consultants generally vest annually over three years. The 1996 Stock Incentive Plan also provides for the issuance of stock appreciation rights and restricted stock, none of which have been granted as of December 31, 1997.

     A summary of changes in common stock options during 1995, 1996, and 1997 is as follows:


                                                                    Number of              Weighted Average
                                                                      Shares                 Share Price
                                                                   ------------            -----------------
Outstanding at December 31, 1994                                     122,100                    $1.52
Granted (average fair value of $1.04)                                623,700                     3.08
Canceled                                                             (9,900)                     1.52

Outstanding at December 31, 1995                                     735,900                     2.84
Granted (average fair value of $2.33)                              1,036,050                     4.61
Canceled                                                           (416,650)                     1.64
Exercised                                                           (42,900)                     1.64

Outstanding at December 31, 1996                                   1,312,400                     3.35
Granted (average fair value of $2,99)                              656,950                     2.37
Canceled                                                           (673,799)                     3.95
Exercised                                                           (56,100)                     2.76

Outstanding at December 31, 1997                                   1,239,451                    $2.53
                                                                   ==========


     During 1997, 587,000 options were canceled at exercise prices ranging from $3.03 to $4.25 per share and reissued at $2.25 per share. During 1996, 340,350 options were canceled at exercise prices ranging from $6.06 to $8.00 per share and reissued at $4.25 per share. The reissued shares are included in the above table. Options exercisable at December 31, 1997 and 1996, were 751,599 and 526,300, respectively. The following table summarizes information about the three equity incentive plans at December 31, 1997:


                             Options Outstanding                                        Options Exercisable
--------------------------------------------------------------------------------    -------------------------------------
                                         Weighted-Average
                                            Remaining
Range of Exercise                         Contractual          Weighted-Average                       Weighted-Average
    Prices              Number            Life (in years)       Exercise Price          Number          Exercise Price
--------------------------------------------------------------------------------    --------------------------------------
       $1.50 - 2.25            902,882           8.98               $2.00                613,303         $1.88

        2.50 - 3.03             58,868           8.39                2.96                 36,168          3.03

        3.13 - 4.38            277,701           8.75                4.17                102,128          4.25
                              ---------                                                  --------
                              1,239,451                                                  751,599
                              ==========                                                 ==========



     Employee Stock Purchase Plan - In 1997, the Company adopted the 1997 Employee Stock Purchase Plan. Under the terms of the plan, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Employees can choose to have up to 20% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the fair market value of a share of the Company's common stock on the enrollment date or on the exercise date, whichever is lower. Approximately 49% of eligible employees participated in the Plan at December 31, 1997. The Company sold 34,833 shares to employees in 1997.

     The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its fixed stock option plans and stock purchase plan. Accordingly, no compensation cost has been recognized for these stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                                   1997             1996            1995

                                                                                          In thousands, except
                                                                                         per share amounts)


Net (loss) income:                                      *As reported               $(19,360)           $553       $(1,382)
                                                        Pro forma                  $(20,413)         $(142)       $(1,479)
Basic (loss) income per Common Share:
                                                        As reported                  $(3.48)          $0.07       $(0.52)
                                                        Pro forma                    $(3.66)        $(0.08)       $(0.55)
Diluted (loss) income per Common Share:
                                                        As reported                  $(3.48)          $0.06       $(0.52)
                                                        Pro forma                    $(3.66)        $(0.08)       $(0.55)



     In determining the above pro forma amounts under SFAS 123, fair values for the fixed stock option plans are estimated on the date of grant using the Black-Scholes pricing model, with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 77% and 65%, risk-free interest rates of 5.9% and 6.4%, expected lives of 6.5 years in both years, and no expected dividends. The assumptions and proforma effects underlying the Employee Stock Purchase Plan are immaterial to the financial statements at December 31, 1997. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     Employee Stock Plan - In November 1995, the Company adopted the Employee Stock Plan for the purpose of issuing up to an aggregate of 16,500 shares to former DowBrands employees at no cost to the employees. As of December 31, 1996, 15,575 shares were issued pursuant to this plan and had an immaterial impact on the Company's financial statements. No other grants have been issued under the plan.

     Noncash Credits - Certain of the Company's employees and consultants have received a portion of their salary or fees, respectively, in the form of noncash credits which may be applied to 80% of the exercise price of options granted to them. Such credits, $132,000 and $651,000 at December 31, 1996 and 1995, respectively, have been recorded as expense or cost of acquisition and additional paid-in capital as the related salary or consulting fees were earned. The Company ceased issuing any additional noncash credits at December 31, 1996.

     Stock Subscription Receivable - In 1995, the Company issued 66,000 shares of common stock for two 6% notes receivable of $50,000 each, due August 1996 and July 2001, respectively, or 30 days after the sale of such common stock, whichever is earlier.

     Warrants - In November 1995, the Company borrowed $225,000 from employees and stockholders. The borrowings were repaid in February 1996 with interest at 12% (Note 12). In addition, the lenders received warrants to purchase 74,250 shares of common stock at $3.03 per share. The warrants became exercisable in May, 1996 and expire in November, 1998.


9.   EARNINGS PER SHARE


                                                              -------------- ----------- -----------
                                                                  1997          1996        1995
                                                              (In thousands, except per share data)
-------------------------------------------------------------

Net (Loss) Income.                                            $ (19,360)       $  $553     $(1,382)
Less: Dividends on Series B Preferred Stock                        (400)       $  (233)        -

Net (Loss) Income Available to Common Shareholders            $ (19,760)       $   320     $(1,382)

Basic Earnings per Share:
   Average Number of Basic Common Shares Outstanding              5,685          4,557       2,667
Basic (Loss) Income per Common Share                          $   (3.48)         0.07    $   (0.52)

Dilutive Earnings per Share:
   Weighted Average Shares
       Outstanding                                                 5,685          4,557       2,667
       Dilutive Shares Issuable in Connection with:
         Conversion of Series A Preferred Stock                      -              660        -
         Stock Plans                                                 -              998        -
       Less: Shares Purchasable with proceeds from stock             -             (606)       -
       plans
   Average Number of Diluted common Shares Outstanding             5,685          5,609       2,667
Diluted (Loss) Income per Common Share                          $  (3.48)      $   0.06   $   (0.52)
-------------------------------------------------------------


     Options to purchase 706,500 shares of common stock at range of $4.25 to $4.75 per share were outstanding as of December 31, 1996, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options will expire in 2006. At December 31, 1997, the number of options outstanding decreased by 72,949 from 1996.


10.  EMPLOYEE BENEFIT PLANS

     The Company established an Employee Savings Plan (401k) during 1996 covering substantially all employees. Company contributions to this plan are at the discretion of the Board of Directors, subject to certain limitations. No contributions were made by the Company to the plan during the year ending December 31, 1997 and 1996, respectively.

     The Company does not provide other post-retirement benefits to its employees.


11.  INCOME TAXES

     The (benefit) provision for income taxes has been offset by the change in the valuation allowance for the years ended December 31, 1997, 1996 and 1995. the Company's net operating losses could not be carried back, future profits are not yet predictable, and utilization of deferred tax assets is not determinable.

     A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:


                                        1997        1996        1995
                                               (In thousands)

(Benefit) provision for income
at U.S. federal statutory rates......  $(6,582)       $188       $(470)
Other items............................    488          63          19
Change in valuation allowance..........  6,094        (251)        451
Provision for income tax...............  $   -      $    -      $    -


     The significant components of deferred income taxes as of December 31 are as follows:

                                                          --------- -----------
                                                           1997        1996
                                                            (In thousands)

Tax effects of:
   Current deferred tax assets and liabilities:
       Accounts Receivable, principally due to reserves...   $ 317       $212
       Inventories, partially due to additional costs
          capitalized for tax purposes....................     482        336
       Employee benefits..................................     389        316
       Other (includes contingencies, other assets and
          other accruals).................................     (25)       (86)
                                                             1,163        778

   Long-term deferred tax assets and liabilities:
       License fee........................................     285        380
       Tax credits........................................     110        297
       Federal and state operating loss...................   7,534      1,089
       Property, Plant and equipment......................  (1,222)      (768)
                                                             6,707        998
     Gross deferred tax assets............................   7,870      1,776
     Valuation allowance..................................  (7,870)    (1,776)

Net deferred taxes........................................   $   -      $   -

     Due to the Company's net operating losses, the Company has not paid any income taxes. The Company has accumulated approximately $22.2 million of federal and state operating loss carryforwards (NOLs) at December 31, 1997. These NOLs expire periodically between the years 2008 and 2012.

12.  RELATED PARTY TRANSACTIONS

     Related party obligations include the following:

                                                           December 31,
                                                    --------------------------
                                                      1997              1996
                                                    --------          --------
                                                          (In thousands)
     Promissory note for license rights........     $   750           $ 1,000
     DowBrands purchase credits................        -                1,500
                                                    --------          --------

     Total                                              750             2,500
     Less current portion......................        (250)           (1,750)
                                                    --------          --------

     Long-term portion.........................     $   500           $   750

     Promissory Note - In May 1993, the Company licensed its proprietary technology from Intertec Ltd., a limited partnership controlled by the Company's Chairman of the Board, pursuant to an exclusive 30-year, nonassignable license agreement (the "License Agreement"). According to the terms of the License Agreement, the Company is required to pay a $1.0 million license fee, plus royalties, to Intertec Holdings, L.P. as agent for Intertec Ltd. Due to uncertainty regarding recoverability from future operations, the license fee was expensed in 1993. A note for the license fee ("Intertec Note") is payable in four equal annual installments of $250,000. The first installment was made in May, 1997. Interest, at 5.5%, is payable in arrears on the date each installment of principal is due. The Company will pay a royalty to Intertec Ltd. equal to
(i) 1.0% of the Company's proceeds from any direct sales made by the Company of products, instruments or components using, or derived from, the technology, and
(ii) 1.0% of the "revenue base" of the Company's sublicensees. The "revenue base" is the proceeds received by the sublicensees for their sales of products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using the Company's technology reach $10.0 billion. No royalty fees have been paid to date.

     Stock Purchase Agreement - In March, 1996, the Company and Intertec Holdings, L.P. entered into a stock purchase agreement pursuant to which Intertec Holdings, L.P. agreed to purchase from the Company, and the Company agreed to sell to Intertec Holdings, L.P. shares of common stock at $8.00 per share. The aggregate number of shares of common stock which Intertec Holdings, L.P. is required to purchase is 146,107 shares. Intertec Holdings, L.P. is obligated, subject to there being no event of default under the Company's loan agreements and certain other conditions, to purchase and pay for the shares in four equal annual installments. In May, 1997, Intertec purchased the first installment of 36,526 shares of the Company's common stock at $8.00 per share. The deferred purchase price under the stock purchase agreement accrues interest from and after May, 1996 at 5.5% per annum, payable with each installment. Intertec Holdings, L.P. may elect to accelerate one or more purchases under the stock purchase agreement on 30 days' prior notice to the Company. The Company may, at any time or from time to time, terminate Intertec Holding, L.P.'s purchase rights with respect to one or more of the installments, on 10 days' prior notice to Intertec Holdings, L.P.

     DowBrands Purchase Credits - In connection with the acquisition described in Note 1, DowBrands agreed to purchase 100% of its requirements for certain DowBrands products from the Company for a period of two years beginning November 16, 1995. In connection with this requirements agreement, DowBrands agreed to accept, as part of the purchase price, $3 million in credits to be applied against future purchases. These credits were issued to DowBrands each quarter in the amount of $375,000 until the credits were fully used. At December 31, 1997 and 1996, $0 and $1.5 million of such credits were classified as currently payable. Revenues from this arrangement totaled $16.4 million and $22.2 million for the years ended December 31, 1997 and 1996, respectively. Services are priced based on direct material and labor costs incurred plus an agreed upon profit margin.

     Short-term Borrowings - In November, 1995, the Company borrowed $225,000 from employees and stockholders. The borrowings were repaid in February, 1996 with interest at 12%. The lenders received warrants to purchase 74,250 shares of common stock (Note 8).

     Leases - The Company leases its offices and certain office equipment in Mill Valley, California, from Innovative Capital Management, Inc., (ICM) a related party, under a noncancellable lease expiring in September, 1999 with monthly rentals of $10,786. The Company's Chairman of the Board and Chief Executive Officer and his family own 100% of the outstanding stock of ICM. Rental expense was $121,919, $99,975, and $90,156 for the years ended 1997, 1996 and 1995, respectively.

     Legal Fees - During 1997 and 1996, the Company paid legal fees of approximately $5,000 and $676,000, respectively, to a law firm in which a Director of the Company is a partner. The legal fees related to general services, the acquisition of PCD, and the Company's initial public offering.


13.  LEGAL PROCEEDINGS

     The Company is a party to a number of other legal proceedings none of which are for substantial amounts. It is of the opinion of management that any losses in connection with these matters will not have a material effect on the Company's net income, financial position or liquidity.


14.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into various purchase and sales commitments and obligations in the ordinary course of business which management does not believe will have a material adverse effect on its financial position or results of operations.

                          INDEPENDENT AUDITORS' REPORT


The Dow Chemical Company:

     We have audited the accompanying statement of operations of PCD, the Personal Care Division of DowBrands L.P., ("PCD"), a limited partnership whose managing partner is DowBrands Inc., a wholly owned subsidiary of The Dow Chemical Company, for the period from January 1, 1995 to November 30, 1995, and the related statements of net invested capital and cash flows for the period then ended. These financial statements are the responsibility of PCD's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the results of operations of PCD for the period from January 1, 1995 to November 30, 1995 and the changes in its net invested capital, and cash flows for the period then ended, in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE LLP
San Francisco, California
January 26, 1996

                PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                             STATEMENT OF OPERATIONS
                Period From January 1, 1995 to November 30, 1995

                                                           Period from
                                                           January 1,
                                                             1995 to
                                                          November 30,
                                                              1995
                                                          -------------
                                                          (In thousands)

          Net Sales to DowBrands.....................       $ 19,783
          Net Sales to Others........................         89,913
                                                            ---------
          Total Net Sales............................        109,696
          Cost of Goods Sold.........................         67,088
                                                            ---------
          Gross Margin...............................         42,608
          Operating Expenses.........................         42,344
          Write-down of Assets.......................         11,000
                                                            ---------
          Operating Loss.............................        (10,736)
          Other:
             Interest expense from Dow...............         (1,603)
             Other income, net.......................            101
                                                            ---------
                Total other..........................         (1,502)
                                                            ---------
          Net Loss...................................       $(12,238)
                                                            =========

                       See notes to financial statements.

                PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                        STATEMENT OF NET INVESTED CAPITAL
                Period From January 1, 1995 to November 30, 1995


                                                      Period From
                                                    January 1, 1995
                                                    to November 30,
                                                         1995
                                                    ---------------
                                                    (In thousands)

          Net invested capital, beginning of
             period......................             $ 47,493
          Net loss for the period........              (12,238)
          Net capital invested by (returned to)
             Dow.........................               (3,489)
                                                      ---------
          Net invested capital, end of period         $ 31,766
                                                      =========

                      See notes to financial statements.

                PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                             STATEMENT OF CASH FLOWS
                Period From January 1, 1995 to November 30, 1995

                                                                Period From
                                                              January 1, 1995
                                                            to November 30, 1995
                                                            --------------------
                                                               (In thousands)

Cash Flows From Operating Activities:
Net loss.............................................            $(12,238)
Adjustments to reconcile net loss to net cash provided by
   (used in) by operating activities:................
   Write-down of assets..............................              11,000
   Depreciation......................................               2,010
   Goodwill amortization.............................                -
  Changes in:
      Accounts receivable............................               2,009
      Inventories....................................                 792
      Prepaid expenses and other.....................                 215
      Accounts payable and accrued expenses..........                 268
                                                                 ---------
        Net cash provided by (used in) operating activities         4,056
                                                                 ---------
Cash Flows Used In Investing Activities:.............
   Additions to property, plant, and equipment.......              (1,011)
   Other.............................................                 444
        Net cash used in investing activities........                (567)
                                                                 ---------
Cash Flows From Financing Activities:
   Net capital invested by (returned to) Dow.........              (3,489)
                                                                 ---------
Net Change in Cash...................................
Cash at Beginning of Period..........................                   1
                                                                 ---------
Cash at End of Period................................            $      1
                                                                 =========

                        See notes to financial statements

                PCD, THE PERSONAL CARE DIVISION OF DOWBRANDS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                Period From January 1, 1995 to November 30, 1995


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Business - PCD, the Personal Care Division of DowBrands L.P., ("PCD"), a limited partnership whose managing partner is DowBrands Inc., a wholly owned subsidiary of The Dow Chemical Company (collectively "Dow"), develops, manufactures and markets hair care products.

     Effective November 15, 1995, pursuant to an Asset Purchase Agreement, Dow sold substantially all of the assets and liabilities of PCD to Electronic Hair Styling, Inc. (the "Company") for $28.8 million comprised of $12.3 million in cash, a $5.0 million 8.0% subordinated note (convertible into Series B preferred stock), $8.5 million in Series A convertible preferred stock and $3.0 million in credits to be issued to Dow for future purchases. Through its Series A convertible preferred stock holdings, Dow will maintain an approximate 17% ownership interest in the voting equity of the Company. The sale was accounted for as if it occurred on November 30, 1995.

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

     Relationship with Dow - PCD uses certain resources and administrative staff of Dow, including accounting, legal, tax, treasury, data processing, risk management, human resources and corporate relations. PCD is charged a fee for these services at an amount that Dow estimates to be based on actual time or costs incurred. These charges were $733,500 for the period from January 1, 1995 to November 30, 1995 and are included in operating expenses.

     In addition, PCD is charged interest by Dow on an imputed amount of debt required to fund Dow's total capital investment in PCD. Such interest charges were $1,603,000 for the period from January 1, 1995 to November 30, 1995.

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

     Concentration of Credit Risk - PCD sells the majority of its products to large U.S. retailers. Excluding sales to Dow, sales to PCD's largest customer were $19.7 million for the period from January 1, 1995 to November 30, 1995. No other customer accounted for more than 10% of net sales in any period. PCD performs ongoing credit evaluations of its customers and generally does not require collateral. PCD maintains reserves for potential credit losses, which have been insignificant.

2.   RELATED PARTY TRANSACTIONS

     PCD  provides  contract  packaging  and  manufacturing  services  for  Dow.
Revenues from this arrangement totaled $19,783,000 for the period from January 1, 1995 to November 30, 1995. Services are priced based on direct material and labor costs incurred plus an agreed upon profit margin.


3.   EMPLOYEE BENEFIT PLANS

     Through November 15, 1995, PCD's employees were eligible to participate in Dow's retirement, 401(k) and postretirement health and welfare benefit plans. Contributions to the plans by PCD on behalf of PCD's employees were approximately $1,432,000 for the period from January 1, 1995 to November 30, 1995.


4.   COMMITMENTS AND CONTINGENCIES

     PCD has various purchase and sales commitments and obligations entered into in the ordinary course of business which management does not believe will have a material adverse effect on PCD's financial statements.