Form 10-Q
period 1998-03-31
LAMAUR CORP
filed 1998-05-18
CIK 1011154

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


===============================================================================
                                   FORM 10-Q
===============================================================================
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
===============================================================================

                  For the quarterly period ended March 31, 1998
===============================================================================

===============================================================================
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

                                 (415) 380-8200
              (Registrants telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [  ] No [ X ]

At April 30, 1998, there were 5,857,125 shares of the Registrants $.01 par value Common Stock outstanding.

===============================================================================

This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995, including statements regarding future performance of WILLOW LAKE lines or the Companys ability to attain any particular level of sales or to be or remain profitable in the future, the Companys ability to meet working capital requirements for the remainder of 1998, and the Companys ability to be in compliance with its loan agreement, and the Companys expectations regarding the sale of assets or its ability to achieve other strategic initiatives. They involve known and unknown risks and uncertainties that may cause the Companys actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Companys control.
In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Companys filings with the Securities and Exchange Commission.


                            THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                 March 31, 1998


                                                                      Page No.
Part I - Financial Information

Item 1. Condensed Financial Statements (Unaudited)

        Balance Sheets as of March 31, 1998 and December 31, 1997          4

        Statements of Operations for the Three Months Ended                5
        March 31, 1998 and 1997

        Statements of Cash Flows for the Three Months Ended                6
        March 31, 1998 and 1997

        Notes to Condensed Financial Statements                            7

Item 2. Managements Discussion and Analysis of Financial Condition
        and Results of Operations for the Three Months Ended
        March 31, 1998 and 1997                                            8

Part II - Other Information                                                10

Signature                                                                  11



PART I. FINANCIAL INFORMATION

               Item 1. Condensed Financial Statments

                                        THE LAMAUR CORPORATION
                                       CONDENSED BALANCE SHEETS
                           (In thousands, except share and per share data)
                                             (Unaudited)

                                                                          March 31,       December 31,
                                                                             1998            1997
                                                                        --------------   --------------
ASSETS

Current Assets:
    Cash and cash equivalents................................................$.5,386.........$.6,465
    Receivables from DowBrands...................................................102.............741
    Accounts receivable, net..................................................14,632..........15,943
    Inventories...............................................................14,685..........15,523
    Prepaid expenses and other current assets....................................330.............453
                                                                        --------------   --------------

      Total current assets....................................................35,135..........39,125

Property, Plant and Equipment, Net............................................18,759..........19,131

Other Assets......................................................................61..............70
                                                                        --------------   --------------

    Total Assets............................................................$.53,955........$.58,326
                                                                        ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable........................................................$.13,424........$.14,592
    Accrued expense............................................................2,603...........4,666
    Accrued salaries, wages and employee-related expenses......................1,677...........2,211
    Current portion of long-term debt..........................................1,617...........1,612
    Payables to related parties....................................................-.............250
                                                                        --------------   --------------

      Total current liabilities...............................................19,321..........23,331

    Long-Term Debt............................................................22,292..........23,546
    Related Party Obligations......................................................-.............500

    Stockholders' Equity
      Preferred stock, $.01 par value, 4,000,000 shares authorized:
      Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at March 31, 1998 and December 31, 1997.
       ($10.0 million liquidation preference)..................................8,500...........8,500
      Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at March 31, 1998 and December 31, 1997.
       ($5.0 million liquidation preference)...................................5,000...........5,000
      Common stock, $.01 par value, 12,000,000 shares authorized,
       5,857,125 and 5,747,544 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively.........................59..............57
      Additional paid-in-capital..............................................20,627..........19,852
      Stock subscriptions receivable.............................................(50)............(50)
      Accumulated deficit....................................................(21,794)........(22,410)
                                                                        --------------   --------------

       Total stockholders' equity.............................................12,342..........10,949
                                                                        --------------   --------------

       Total Liabilities and Stockholders' Equity...........................$.53,955........$.58,326


                                                                          ==============   ==============

                              See notes to financial statements



                                           THE LAMAUR CORPORATION
                                     CONDENSED STATEMENTS OF OPERATIONS
                                   (In thousands, except per share data)
                                                (Unaudited)


                                                                                   Three Months Ended
                                                                                       March 31,
                                                                              -----------------------------
                                                                                  1998           1997
                                                                              -------------- --------------
Net Sales..........................................................................$.22,832.......$.26,280

Net Sales to DowBrands....................................................................-..........2,933
                                                                              -------------- --------------

Total Net Sales......................................................................22,832.........29,213

Cost of Goods Sold...................................................................13,041.........17,316
                                                                              -------------- --------------

Gross Margin..........................................................................9,791.........11,897

Selling, General and Administrative Expenses..........................................8,415.........13,128
                                                                              -------------- --------------

Operating Income (Loss)...............................................................1,376.........(1,231)

Interest Expense.......................................................................(813)..........(398)

Other Income.............................................................................53............192
                                                                              -------------- --------------

Net Income (Loss).......................................................................616.........(1,437)

Dividends on Series B Preferred Stock..................................................(100)..........(100)
                                                                              -------------- --------------

Net Income (Loss) Available to Common Shareholders....................................$.516.......$.(1,537)
                                                                              ============== ==============

Basic Income (Loss) per Common Share....................................................$.0.09........$.(0.27)
                                                                              ============== ==============

Average Number of Basic Common Shares Outstanding.....................................5,765..........5,646.
                                                                              ============== ==============

Diluted Income (Loss) per Common Share..................................................$.0.08........$.(0.27)
                                                                              ============== ==============

Average Number of Diluted Common Shares Outstanding...................................6,488..........5,646
                                                                              ============== ==============


                              See notes to financial statements




                                            THE LAMAUR CORPORATION
                                      CONDENSED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
                                                                                     1998            1997

Cash Flows From Operating Activities:
Net income (loss).......................................................................$.616.........$.(1,437)
    Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
         Utilization of DowBrands credits...................................................-.............(375)
         Loss on disposal of assets.........................................................3...............18
         Depreciation and amortization....................................................492..............376
         Effect of changes in:
             Receivables................................................................1,950...........(3,253)
             Inventories..................................................................838...........(1,755)
             Prepaid expenses and other assets............................................123...............15
             Payables..................................................................(1,168).............144
             Accrued expenses..........................................................(2,697)..........(1,936)
                                                                                --------------  ---------------

         Net cash provided by (used in) operating activities..............................157...........(8,203)

Cash Flows From Investing Activities:
    Additions to property, plant and equipment...........................................(114)............(463)
    Proceeds from sale of assets............................................................-...............11
                                                                                --------------  ---------------

         Net cash used in investing activities...........................................(114)............(452)

Cash Flows From Financing Activities:
    Revolving credit agreement, net......................................................(844)...........3,814
    Borrowings of long-term debt............................................................-..............691
    Repayments of long-term debt.......................................................(1,155)............(322)
    Proceeds from sales of common stock, net..............................................877...............86
    Payment of preferred dividends..........................................................-.............(167)
                                                                                --------------  ---------------

         Net cash provided by (used in) financing activities...........................(1,122)...........4,102
                                                                                --------------  ---------------

Net Decrease in Cash and Cash Equivalents..............................................(1,079)..        (4,553)
Cash and Cash Equivalents at Beginning of Period........................................6,465...........12,081
                                                                                ==============  ===============
Cash and Cash Equivalents at End of Period............................................$.5,386..........$.7,528
                                                                                ==============  ===============


                                   See notes to financial statements


                             THE LAMAUR CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------


1.    SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements are unaudited and include all adjustments, which consist of only normal recurring accruals, that management considered necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in The Lamaur Corporations (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. Results for interim periods are not necessarily indicative of results for the full year.

Cash and Cash Equivalents - considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. These investments consist of U.S. Treasuries which at March 31, 1998 and December 31, 1997 were $4.3 million and $6.2 million, respectively. These U.S. Treasuries represent restricted securities which are maintained as collateral in support of the revolving line of credit with Norwest Business Credit.

Earnings Per Share - Basic EPS is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive outstanding, such as options had been exercised. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. All prior year earnings per share have been restated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.

Comprehensive Income - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. For the periods ended March 31, 1998 and 1997, the Company did not engage in transactions related to foreign currency translation, unrealized gains in securities, or minimum pension liability adjustments. Accordingly, comprehensive income equals net income.

Disclosures About Segments of an Enterprise and Related Information - In June 1997, the Financial Accounting Standards Board issued Statement of Financial
Accounting  Standards  (SFAS)  No.  131,   Disclosures  about  Segments  of  an
Enterprise and Related Information, which will be effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a companys operating segments. Lamaur has not yet completed its analysis of operating segments on which it will report. However, a preliminary analysis has concluded that the current reportable segments are consistent with the management approach methodology outlined in SFAS 131.

Reclassification - Certain reclassifications have been made in the accompanying financial statements in order to conform with the 1998 presentation.


Inventories are stated at the lower of weighted average cost or market and include the following:


                                                               March 31,       December 31,
                                                                 1998               1997
                                                            ----------------   ----------------
                                                                      (In thousands)
Finished goods......................................................$.9,509............$.9,233

Work in process..........................................................92................ 93

Raw materials.........................................................5,084..............6,197
                                                            ----------------   ----------------

    Total..........................................................$.14,685.......    $ 15,523
                                                            ================   ================




2.    ORGANIZATION AND OPERATIONS

The Company develops, formulates, manufactures and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, permanent wave products and other styling aids, for both consumer and professional hair care markets.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended March 31, 1998 and 1997

Total net sales for the quarter ended March 31, 1998, were $22.8 million, compared with $29.2 million for the same period in 1997, a decrease of $6.4 million or 21.8%. The decrease in net sales for the quarter ended March 31, 1998, is principally due to the decline in sales of contract manufacturing as a result of the expiration of the manufacturing agreement with DowBrands and the decline in sales of Perma Soft, Salon Style and Style. In 1997 the Company was manufacturing product for DowBrands under an agreement which expired in November 1997. There were no sales to DowBrands for the quarter ended March 31, 1998 as compared with $2.9 million for the same period in 1997. Perma Soft, Salon Style and Style had sales declines of $2.3 million, $1.9 million and $1.3 million respectively during the quarter ended March 31,1998, as compared with the same period in 1997. Perma Soft, Salon Style and Style have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these brands are likely to continue to decline but at a much lower rate.

The Company experienced sales growth from Willow Lake during the first quarter ended March 31, 1998 as compared with the same period in 1997. The increased sales of Willow Lake in 1998 are principally attributable to the launch of the Willow Lake fixative line which started shipping in the fourth quarter of 1997. Willow Lake the Companys premium-priced retail hair care product line targeted for the Naturals category and positioned as Natures Prescription for Beautiful Hair was introduced in the fourth quarter of 1996. Continued sales growth of Willow Lake will be in part dependent upon competition from other brands, consumer acceptance and marketing support behind this brand.

Gross margin as a percentage of net sales was 42.9% for the three months ended March 31, 1998, as compared with 40.7% for the same period in 1997. The improvement in the gross margin as a percentage of net sales for the three months ended March 31, 1998, is principally due to a change in product mix and increased sales of higher margin Willow Lake products.

Selling, general and administrative expenses (SG&A) were $8.4 million or 36.9% of net sales for the three months ended March 31, 1998, as compared with $13.1 million or 44.9% of net sales for the same period last year, a decrease of $4.7 million. The decrease is principally attributed to a reduction in marketing of $3.7 million, general and administrative of approximately $0.6 million and freight and brokerage of approximately $0.4 million. In 1997 the Company increased its marketing to support the launch of Willow Lake. The investment spending for Willow Lake has been substantially reduced in 1998. In addition the Company has reduced marketing for selected brands which have continued to experience sales declines. The Company plans to reduce its 1998 marketing support to a level more consistent with its 1996 spending. There can be no assurance concerning the future performance of Willow Lake and other brands or the Companys ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing. The reduction in freight and brokerage is partially attributable to the sales decline previously discussed.

Interest expense increased to $0.8 million for the three months ended March 31, 1998, as compared with $0.4 million in the same period last year. The increase in interest expense is principally attributable to higher borrowings under the Companys revolving line of credit with Norwest Business Credit to support the Companys working capital needs, the increased interest rate invoked by Norwest as a result of the Company being out of compliance with certain financial loan covenants during a portion of 1997, and fees related to the loan amendment in March 1998.

As a result of the foregoing factors, net income for the three months ended March 31, 1998 was $0.6 million compared with a net loss of $1.4 million for the same period in 1997.

Liquidity and Capital Resources

The Companys net working capital of $15.8 million at March 31, 1998 was unchanged as compared with December 31, 1997.

As of March 31, 1998, the amounts outstanding under the Companys revolving and term loan facilities were $16.8 million and $5.9 million, respectively, as compared with $17.7 million and $6.2 million, respectively, as of December 31, 1997. In March 1998, Norwest Business Credit amended the loan agreement with the Company. The amendment provided for setting 1998 financial covenants on the credit facility and increased the interest rate on the revolver from 1.5% to 2.5% above the base rate and increased the interest rate on the term loan from 1.75% to 2.75% above the base rate. The interest rates on the loans are variable and are tied to Norwest Banks base rate which at March 31, 1998 was 8.5%. The interest rates on the revolver and the term loan are currently 11% and 11.25% respectively. In addition Norwest lowered the advance rates on eligible receivables by 5% points and eligible inventory by 6% points. The term loan requires monthly principal payments of $116,666. The revolving line of credit and term loan with Norwest are secured by all of the assets of the Company and are payable in full by November 15, 2000.

In March 1998 Intertec Holdings, L.P. purchased 109,581 shares of the Companys common stock at $8.00 per share under a stock purchase agreement entered into in March 1996 between the Company and Intertec Holdings, L.P. This purchase fulfills the total shares obligated for purchase by Intertec Holdings, L.P. under the agreement of 146,107.

In March 1998 the Company paid down the remaining balance of $750,000 on a note payable to Intertec Holdings, L.P. for a license fee pursuant to a license agreement for its proprietary technology between the Company and Intertec Ltd., a limited partnership controlled by the Companys Chairman of the Board.

Total accounts payable exceeding their normal payment terms were approximately $6.0 million as of March 31, 1998. Because the Company has announced its intent to obtain financing, and or establish an alliance through a merger or sale, major trade creditors and other creditors have extended their normal terms to allow the Company additional time to make payments. The Company is operating its business to preserve working capital in order to pay the Companys current and extended obligations. To date the Company has been able to make timely shipments to its customers. As of March 31, 1998, the Company is $300,000 in arrears on the payment of dividends on its Series B preferred stock. The preferred stock provides for an annual dividend of $400,000, payable quarterly.

In March 1998 the Company retained the investment banking firm of McCabe, Mintz & Company, L.L.P. to explore strategic alternatives to maximize stockholder value. While the Company was profitable in the first calendar quarter, revenues expected for future periods may not generate sufficient cash to meet the Companys current operating needs as well as satisfy its extended obligations. The Company is actively exploring the sale of assets or other strategic alternatives to generate cash. However, noassurance can be given that such asset sales, strategic alternatives or other financing activity will occur or that the terms thereof will be favorable to the Company. The Company finances its ongoing operations through its credit agreement with Norwest Bank and by extended terms from its creditors. The Company is currently in compliance with all covenants in its agreements with Norwest, but no assurance can be given that the Company will continue to be in compliance with such covenants. Norwest holds a security interest in substantially all of the Companys assets, including cash.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.  None.

Item 2.       Changes in Securities and Use of Proceeds.

The Company sold 109,581 shares of Common Stock to Intertec Holdings on the terms and for the purpose as described under Managements Discussion and Analysis. Such shares were sold pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.       Defaults Upon Senior Securities.

On March 31, 1998, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $300,000.

Item 4.       Submission of Matters to a Vote of Security Holders.  None.

Item 5.       Other Information.  None.

Item 6.       Exhibits and Reports on Form 8-K.

                (a)      Exhibits.  See exhibit index.

                (b)      Reports on Form 8-K.  None.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE LAMAUR CORPORATION
                              (Registrant)




                              _________________________________
  DATE: May 15, 1998          /s/ John D. Hellmann
                              Vice President-Finance and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                             Exhibit Index

Exhibit Number
10.17 Amendment to Sublease between Registrant and Intertec, a division of Innovative Capital Management, Inc

10.18 The Lamaur Corporation 1998 Corporate
      Cash Bonus Plan

                              AMENDMENT TO SUBLEASE

The Lamaur Corporation (Lamaur) and Intertec, a division of Innovative Capital Management, Inc. (Intertec) hereby agree as of March 31, 1998 to the amendment of the Sublease dated October 1, 1996 as follows:

As of March 31, 1998, Lamaurs sublease of 1,784 square feet on the first floor at One Lovell Avenue (the Terminated Space) shall terminate. Lamaur shall have no further obligations to Intertec with respect to the Terminated Space.

Paragraph  1.1  of  the  Sublease  is  amended  to  read  in  full  as  follows:
Sublandlord hereby leases to Subtenant and Subtenant hereby hires from Sublandlord the portion of the Building (approximately 4,224 square feet) primarily located on the second floor at One Lovell Avenue (hereinafter called the Premises) for a term (hereinafter called the Sublease Term) to commence on the date hereof (hereinafter called the Sublease Commencement Date) and to end on the day preceding the expiration of the Overlease, as same may be extended in accordance with the provisions thereof (hereinafter called the Sublease Expiration Date), at an annual fixed rent (hereinafter called fixed annual rent) of $76,032 per annum, to be paid by Subtenant to Sublandlord at Sublandlords office (or such other location as Sublandlord shall designate) in equal monthly installments of $6,336 in advance, on the first day of each month during the Sublease Term without any setoff, offset, abatement or reduction whatsoever. Sublandlord shall not, without the consent of Subtenant (which, so long as Subtenant is fully performing hereunder, may be withheld in Subtenants sole discretion), modify the Overlease or exercise any option granted to Sublandlord so as to provide for the termination of the Overlease prior to the Sublease Expiration Date.

THE LAMAUR CORPORATION              INTERTEC


By__________________________                By_________________________
Donald E Porter, Vice President             Sandra L Hoff, Vice President


Consented:
RAINIER CONCEPTS, LTD.


By_____________________________
Partner

                             THE LAMAUR CORPORATION
                         1998 CORPORATE CASH BONUS PLAN

1. Purpose of the Plan: The purposes of this Plan are to recognize the Directors and employees in positions of responsibility at Corporate Headquarters and to provide additional incentives for those Directors and employees to achieve corporate objectives.

The Plan is intended to provide additional cash compensation to employees at Corporate Headquarters since several of the base salary levels for these employees have been set below the levels of comparable positions at the divisional office as well as below the levels of other companies of similar size. The Plan is also intended to provide additional cash compensation to Directors since cash compensation has been set below the levels of other companies of similar size.

2. Eligibility under the Plan. Persons eligible for cash bonuses under the plan shall be those individuals in the following categories: Corporate: All current officer or manager employees of the Company (other than Don G Hoff) whose present location of employment is corporate headquarters; and Directors: All members of the Board of Directors of the Company (other than Don G Hoff).

3. Cash Available Under the Plan. The total cash available for distribution as bonuses under the Plan shall be $300,000. No more than $150,000 in cash bonuses shall be made to corporate participants and no more than $150,000 in cash bonuses shall be made to director participants. Cash available under the Plan shall not include any additional payments made pursuant to the following paragraph.

In the event a cash bonus hereunder plus other severance payments (including, without limitation, stock options) received by a participant may in the view of Don G Hoff subject such participant to the excise tax imposed by Section 280G of the Internal Revenue Code, an additional gross-up payment may be made by the Company such that the net amount retained by the participant, after deduction of any excise tax, and excise tax upon the additional payment(s) provided, shall be equal to the cash bonus hereunder plus other severance payments.

4. Sale of the Company. Bonuses shall only be payable after the signing of an agreement providing for the Sale (as hereinafter defined) of the Company. Sale shall mean either of the following:

(i) Any person (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the beneficial owner (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Companys then outstanding voting securities (other than any person who owns in excess of 20% of such total voting power as of the date hereof); or

(ii) The stockholders of the Company approve a merger or consolidation of the Company with any other corporation, or the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Companys assets, or the sale or other disposition by the Company (with or without stockholder approval) of a brand or all or substantially all of the assets of the Salon Group, the Retail Group or the Custom Manufacturing Group.


5. Administration. The Plan shall be administered by Don G Hoff, and the amount and timing of bonuses, if any, and the selection of an eligible participant to receive a bonus shall be at the discretion of Don G Hoff. Mr. Hoff is also authorized to determine whether an agreement providing for the Sale of the Company has occurred.

6. Termination.     The Plan shall terminate on January 31, 1999.