Form 10-K/A
period 1997-12-31
LAMAUR CORP
filed 1998-06-19
CIK 1011154

================================================================================

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1

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

                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $8.5 million. This number is calculated by excluding all shares held by directors, Intertec Holdings, L.P. and DowBrands Inc. without conceding that all such persons or entities are affiliates of registrant.

As of March 20, 1998, there were 5,857,125 outstanding shares of the registrant's common stock, $.01 par value.

================================================================================

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below for all directors are the names, ages, positions with the Company and period of service as of April 20, 1998. The term of office of each person elected as a director will continue until the next annual meeting of stockholders or until a successor has been elected and qualified or until resignation or removal.

                                                                                               DIRECTOR
NAME OF DIRECTOR                 AGE  POSITION(S)                                              SINCE
----------------                 ---  -----------                                              --------
Don G. Hoff..................    62   Chairman of the Board and Chief Executive Officer        1993
Dominic J. LaRosa............    55   President and CEO -- Lamaur Division and Director        1995
Harold M. Copperman..........    64   Director                                                 1995
Paul E. Dean.................    60   Director                                                 1995
Gerald A. Eppner.............    59   Director                                                 1993
Perry D. Hoff................    39   Director                                                 1993
Joseph F. Stiley, III........    59   Director                                                 1994

The Employment Agreement between the Company and Don G. Hoff (the "Hoff Employment Agreement") provides that Mr. Hoff will continue to be nominated for election as a director of the Company at each annual meeting of stockholders through 1998 and be appointed as Chairman of the Board for so long as he serves as the Company's Chief Executive Officer. See Item 13 for a summary of the Hoff Employment Agreement.

Set forth below for all executive officers are the names, ages, positions with the Company and period of service as of April 20, 1998.


                                                                                                 EX OFFICER
NAME OF EXECUTIVE OFFICER    AGE   POSITION                                                         SINCE
-------------------------    ---   --------                                                      ----------
Don G. Hoff                  62    Chairman of the Board and Chief Executive Officer                1993
Dominic J. LaRosa            55    President and CEO - Lamaur Division                              1995
John D. Hellmann             48    Vice President, Chief Financial Officer                          1995
Donald E. Porter             58    Vice President, Corporate Development                            1993
Ronald P. Williams           54    Executive Vice President - Lamaur Division                       1995
Michele L. Redmon            42    Vice President, Marketing - Retail Group - Lamaur Division       1995
Michael G. Piff              45    Vice President, Sales - Retail Group - Lamaur Division           1997
Jay T. Olson                 46    Vice President, Finance - Lamaur Division                        1996
Michael L. Flahaven          41    Vice President, Salon Group - Lamaur Division                    1997

Perry D. Hoff, a director of the Company, is the son of Don G Hoff, Chairman of the Board and Chief Executive Officer of the Company.

    Don G. Hoff is the founder of the Company and has served as its Chairman of the Board and Chief Executive Officer since its formation in 1993. Mr. Hoff has also served as Chairman and Chief Executive Officer of Intertec Ltd., a private investment company specializing in technology, since 1975. Mr. Hoff serves as a Director for a number of mutual funds with major financial institutions. He is currently Chairman of Baring's Asia Pacific Fund and has been a Director of the fund since 1991. He also serves as a

Director of a cluster of Prudential Mutual Funds, including since 1990 the Prudential Short Term Global Income Fund; and is a Director of Barings Greater China Fund (since 1992). Mr. Hoff spends the majority of his time on the business of the Company.

    Dominic J. LaRosa joined the Company as a director in September 1995, has been President and CEO of the Lamaur Division since November 1995. From 1993 to 1995, Mr. LaRosa was the founding President and Chief Executive Officer of J.B. Williams Company, Inc., a personal care products company. From 1982 to 1992, he held senior management positions at Colgate Palmolive/The Mennen Company, including President and CEO of the Aromatic Industries Division (1989-1992), General Manager of the Personal Care Division (1987-1989) and Vice President Marketing (1982-1987).

    Harold M. Copperman has been a Director of the Company since September 1995 and is Chairman of the Compensation Committee and a member of the Audit Committee and the Nominating Committee. Mr. Copperman is Vice Chairman of Impulse Telecommunications Corporation, a position he has held since 1990. The company provides strategic management and engineering consulting resources to enterprises and investors.

    Paul E. Dean has been a Director of the Company since September 1995 and is a member of the Audit, Compensation and Nominating Committees. Prior to his retirement in August 1993, Mr. Dean was associated with The Dow Chemical Company for over 30 years. Immediately prior to retiring and since 1991, Mr. Dean was the Director of Corporate New Ventures at Dow, responsible for managing new technology and related business development programs.

    Gerald A. Eppner has been a Director of the Company since April 1993 and is Chairman of the Audit Committee. He has been a partner in the New York law firm of Cadwalader, Wickersham & Taft since January 1, 1998 specializing in domestic and international corporate and securities law matters. For more than five years prior to that time, he has been a partner at other New York law firms specializing in the same areas of law.

    Perry D. Hoff has been a Director of the Company since April 1993 and is Chairman of the Nominating Committee. He has been the President and a Director of Intertec Holdings, Inc., since 1990, and a Director and Vice President of Operations of Innovative Capital Management, Inc., a private investment company affiliated with Intertec Holdings, L.P., a major stockholder of The Company since 1980. Perry D. Hoff is the son of Don G. Hoff.

Joseph F. Stiley, III joined the Board in March 1994 and is a member of the Compensation Committee. From 1993 to 1994, Mr. Stiley was Vice President of the Company, responsible for research and development. From December 1987 to 1993, Mr. Stiley was a consultant to high technology companies, including Intertec Ltd. Mr. Stiley has consulted to the governments of Canada and France, other European and domestic corporations, and has participated in the development of international standards for communications.

Michael L. Flahaven became Vice President, Salon - Lamaur Division in April 1997. From November 1996 to March 1997 he was Director of Marketing, Salon - Lamaur Division and from November 1995 to November 1996 he was Brand Manager, Salon - Lamaur Division. From January 1993 to November 1995 he was with DowBrands Inc. in various capacities in the salon group.

John D. Hellmann joined the Company as Vice President - Finance and Chief Financial Officer in September 1995. Prior to that, for more than nine years, he served in various capacities, including as General Manager with Liberty Electronics, a manufacturer of computer equipment. Mr. Hellmann is a certified public accountant.

Jay T. Olson became Vice President, Finance - Lamaur Division in December 1996. From November 1995 to December 1996 he was Controller - Lamaur Division. From January 1993 to November 1995 he was Controller of the Personal Care Division of DowBrands Inc.

Michael G. Piff became Vice President, Sales - Retail Group in January 1998. From August 1997 to January 1998 he was Vice President, International - Lamaur Division, from December 1996 to August 1997 he was General Manager, Canada & Mexico/Vice President, Trade Marketing - Retail - Lamaur Division, and from November 1995 to December 1996 he was Director, National Sales - Retail - Lamaur Division. From January 1, 1993 to November 1995 he held various positions with the Personal Care Division of DowBrands, Inc.

Donald E. Porter joined the Company as Vice President in April 1993. Prior to that, he had been a Vice President of Intertec Ltd. since April 1991.

Michele L. Redmon joined the Company as Vice President-Marketing, Retail Division of Lamaur in November 1995. Prior to joining the Company, she served as Group Product manager at Alberto-Culver Company, and was responsible for several hair care and other product lines which generated over $100 million in revenue. She successfully launched Alberto VO5 Naturals and provided the strategic plans to profitably build sales through new product and restaging activities. Prior to that, Ms. Redmon held various marketing manager positions at Colgate Palmolive/The Mennen Company, where she improved total revenue and margins in several personal care product lines.

Ronald P. Williams joined the Company as Vice President - Operations of Lamaur in November 1995. From 1994 until the time he joined the Company, Mr. Williams was Executive Vice President of Snowblade Corporation, a recreational equipment manufacturer. From 1993 to 1994 he served as Vice President - USA Operations of the J.B. Williams Company, Inc. a personal care company during its start-up phase.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Forms 5 have been filed for such persons as required, the Company believes that, during the year ended December 31, 1997, all reporting persons complied with Section 16(a) filing requirements applicable to them, except as follows: Messrs. LaRosa and Piff filed Form 5's for the fiscal year ended December 31, 1997 approximately one week late.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

                           SUMMARY COMPENSATION TABLE

The following table sets forth, for the three fiscal years ended December 31, 1997, certain compensation information with respect to the Company's Chief Executive Officer and each of the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 1997 (collectively, the "Named Executive Officers"), based upon salary and bonus earned by such executive officers and individuals in fiscal 1997.

                                                                                LONG-TERM
                                                                               OMPENSATION
                                                                                 AWARDS
                                             ANNUAL COMPENSATION               -----------
                                   -----------------------------------------   SECURITIES
                                                                OTHER ANNUAL   UNDERLYING      ALL OTHER
                                                                COMPENSATION    OPTIONS/      COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR    SALARY    BONUS(1)   ($)(2)(3)        (#)(4)          ($)(5)
---------------------------        ----   --------   --------   ------------   ----------     ------------
Don G. Hoff......................  1997   $278,253         --      $3,229            --              --
Chairman and Chief Executive       1996    250,000   $195,000       2,808            --              --
Officer                            1995     31,730         --          --            --              --

Dominic J. LaRosa................  1997    246,086         --      37,765       232,000              --
President and CEO-- Lamaur         1996    200,000    145,000      33,191       100,000         $50,000
Division                           1995     15,384         --       4,371       132,000          52,750

William M. Boswell...............  1997    177,796         --       1,170        59,600              --
Vice President, Sales, Retail      1996    144,371     53,000      12,715        59,600          30,000
Group of Lamaur Division           1995     11,538         --       4,371        39,600          19,750

Ronald P. Williams...............  1997    151,005         --       2,105        69,800              --
Executive Vice President           1996    102,540     36,000      55,935        69,800          15,000
Lamaur Division                    1995      8,402         --       7,796        19,800          16,275

Michele L. Redmon................  1997    138,111         --         153        39,800              --
Vice President, Marketing,         1996    119,165     50,000       4,304        39,800          15,000
Retail Group of Lamaur Division    1995      9,230         --       7,840        19,800          13,875


----------

(1)   Includes bonuses earned in 1996 a portion of was were paid in 1997.

(2) For 1997, includes (i) $36,415 of reimbursed expenses for Mr. LaRosa including $15,140 for rental of an apartment, and $12,806 cash to assist in the payment of taxes due on the amount of such reimbursed expenses;
      (ii)$1,500 for Mr. Williams for relocation expenses. Also includes imputed income in 1997 resulting from life insurance premiums in the amount of $3,229 for Mr. Hoff, $1,350 for Mr. LaRosa, $1,170 for Mr. Boswell, $605 for Mr. Williams and $153 for Ms. Redmon. For 1997, includes options granted with the cancellation of a similar number of options in connection with the Company's repricing program, options repriced for Messrs. Hoff, LaRosa, Boswell, Williams and Redmon were 0, 232,000, 59,600, 69,800 and 39,800, respectively.


(3) For 1996, includes (i) $31,700 for Mr. LaRosa for relocation expenses (including $11,555 cash to assist in the payment of taxes), $12,139 for Mr. Boswell (including $2,373 cash to assist in the payment of taxes), $55,589 for Mr. Williams (including $17,543 cash to assist in the payment of taxes) and $4,161 for Ms. Redmon (including $1,213 cash to assist in the payment of taxes), (ii) imputed income in 1996 resulting from life insurance premiums in the amount of $2,808 for Mr. Hoff, $864 for Mr. LaRosa, $576 for Mr. Boswell, $346 for Mr. Williams and $143 for Ms. Redmon and (iii) vehicle allowance of $627 paid to Mr. LaRosa in 1996.

(4) Represents stock options granted in the years shown with exercise prices equal to or not less than fair market value on the date of grant. No SARs were granted in such years.

(5)   Represents non-cash credits that can be used to exercise options.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information with respect to stock options granted to the Named Executive Officers during fiscal year 1997.

                            INDIVIDUAL GRANTS                                           POTENTIAL REALIZED
------------------------------------------------------------------------------           VALUE AT ASSUMED
                                         % OF TOTAL                                       ANNUAL RATES OF
                          NUMBER OF        OPTIONS                                          STOCK PRICE
                         SECURITIES        GRANTED                                       APPRECIATION FOR
                         UNDERLYING     TO EMPLOYEES  EXERCISE OR                           OPTION TERM
                           OPTIONS        IN FISCAL   BASE PRICE    EXPIRATION         ---------------------
        NAME             GRANTED(1)         YEAR        ($/SH)         DATE             5%($)         10%($)
-----------------------  ----------     ------------  -----------   ----------         ------        -------
Don G. Hoff ...........        --             --           --              --              --             --

Dominic J. LaRosa .....   132,000           20.1        $2.25        12/31/02          84,876        188,496
                          100,000           15.2        $2.25         8/28/06          64,300        142,800
William M. Boswell ....    39,600(2)         6.0        $2.25         8/28/06          47,872        117,362
                           20,000            3.0        $2.25         8/28/06          24,178         59,274
Ronald P. Williams ....    20,000            3.0        $2.25         8/28/06          24,178         59,274
                           19,800(2)         3.0        $2.25         8/28/06          23,936         58,681
                           30,000            4.6        $2.25        12/03/06          37,616         92,882
Michele L. Redmon .....    20,000            3.0        $2.25         8/28/06          24,178         59,274
                           19,800(2)         3.0        $2.25         8/28/06          23,936         58,681

----------

(1) All options were granted on November 5, 1997 in connection with the Company's option repricing which involved cancellation of a similar number of options at higher exercise prices ranging from $ 3.03 to $4.25. These options have the same vesting schedule as the cancelled option.

(2) Potential realizable value is based on the assumption that the price of the Common Stock appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the ten-year option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

    The following table sets forth certain information regarding options for the purchase of the Company's Common Stock that were exercised or held by the Named Executive Officers during fiscal 1997.

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED              IN-THE-MONEY
                              SHARES                        OPTIONS AT                     OPTIONS AT
                            ACQUIRED ON    VALUE          DECEMBER 31, 1997          DECEMBER 31, 1997($)(1)
                             EXERCISE     REALIZED  ----------------------------   ---------------------------
        NAME                    ($)         ($)     EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----                -----------   --------  -----------    --------------  -----------   -------------
Don G. Hoff..............       --          --        234,300          --              $0            $0
Dominic J. LaRosa........       --          --        133,000         99,000            0             0
William M. Boswell.......       --          --         36,500         23,100            0             0
Ronald P. Williams.......       --          --         31,850         37,950            0             0
Michele L. Redmon........       --          --         21,650         18,150            0             0

----------

(1) Difference between the fair market value of the underlying Common Stock and the exercise price, for in-the-money options, on December 31, 1997.

STOCK PLANS

    The Company maintains the following stock plans under which officers, directors and consultants of the Company receive benefits.

1997 STOCK PLAN.

         The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility with the Company, to provide additional incentive to the employees, directors and consultants of the Company and to promote the success of the Company's business. Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options. In addition, shares of the Company's Common Stock may be granted under the Plan. As of April 20, 1997, 674,375 options were outstanding under the plan, 0 shares had been issued under the plan and 247,750 shares remained available under the plan.

1996 NON QUALIFIED STOCK OPTION PLAN

         The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility with the Company, to provide additional incentive to the employees, directors and consultants of the Company and to promote the success of the Company's business. Options granted under the Plan must be nonstatutory stock options. As of April 20, 1997, 32,518 options were outstanding under the plan, 0 shares had been issued under the plan and 0 shares remained available under the plan.

1996 STOCK INCENTIVE PLAN

         The purpose of the Plan is to provide incentive compensation to employees and consultants of the Company by affording them an opportunity to acquire an interest in the Company.. Awards under this Plan may be of three types: stock options, stock appreciation rights and restricted shares. An option may be granted as an incentive stock option or as a nonqualified stock option. As of April 20, 1997, 482,657 options were outstanding under the plan, 62,700 shares had been issued under the plan and 0 shares remained available under the plan.

1997 EMPLOYEE STOCK PURCHASE PLAN.

The purpose of the Purchase Plan is to provide employees with an opportunity to purchase Common Stock of the Company through payroll deductions.

Each employee of the Company (including officers), whose customary employment with the Company is at least 20 hours per week and more than five months in any calendar year, is eligible to participate in an Offering Period "as defined below."

The Purchase Plan is implemented by offering periods lasting for two years (an "Offering Period"), with a new Offering Period commencing every year. Common Stock may be purchased under the Purchase Plan every six months (a "Purchase Period"), unless the participant withdraws or terminates employment earlier. To the extent the fair market value of the Common Stock on any exercise date in an Offering Period is lower than the fair market value of the Common Stock on the first day of the Offering Period, then all participants in such Offering Period will be automatically withdrawn from such Offering Period immediately after the exercise of their options on such exercise date and automatically reenrolled in the immediately following Offering Period as of the first day thereof. The Board may change the duration of the Purchase Periods or the length or date of commencement of an Offering Period. To participate in the Purchase Plan, each eligible employee must authorize payroll deductions pursuant to the Purchase Plan. Such payroll deductions may not exceed 20% of a participant's compensation. Once an employee becomes a participant in the Purchase Plan, the employee will automatically participate in each successive Offering Period until such time as the employee withdraws from the Purchase Plan or the employee's employment with the Company terminates. At the beginning of each Offering Period, each participant is automatically granted options to purchase shares of the Company's Common Stock. Each option expires at the end of a Purchase Period or upon termination of employment, whichever is earlier, but is exercised at the end of each Purchase Period to the extent of the payroll deductions accumulated during such Purchase Period. In no event shall an employee be permitted to purchase during each Purchase Period more than 7,500 shares of the Company's Common Stock (subject to any adjustment pursuant to the terms of the Purchase
Plan).

Shares of Common Stock may be purchased under the Purchase Plan at a price not less than 85% of the lesser of the fair market value of the Common Stock on (i) the first day of the Offering Period or (ii) the last day of Purchase Period. For purposes of the Purchase Plan, the "fair market value"of the Common Stock on any relevant date will be the closing price per share as reported on The Nasdaq National Market as quoted on such exchange or reported in The Wall Street Journal. The number of shares of Common Stock a participant purchases in each Purchase Period is determined by dividing the total amount of payroll deductions withheld from the participant's compensation during that Purchase Period by the purchase price. As of April 20, 1997, 34,833 shares had been issued under the plan and 365,167 shares remained available under the plan. On November 28, 1997, Messers. Hoff, LaRosa, Boswell, Williams and Ms. Redmon purchased 0, 6,033, 434, 1,870 and 1,407, shares; respectively at $1.91 per share.

STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS AND ADVISORY BOARD MEMBERS

    The Stock Option Plan for Non-Employee Directors and Advisory Board Members (the "Director Plan") provides for the grant of options for the purchase of up to 150,000 shares of Common Stock of the Company to non-employee directors of the Company and members of Advisory Boards established by the Company. Currently, approximately 5 persons are eligible for grants of options under the Director Plan. No director may be granted options with respect to more than 75,000 shares during the term of this Plan. The Director Plan is administered by a "Committee" (currently the Compensation Committee) which is composed of at least two directors of the Company, each of whom is a non-employee director within the meaning of Rule 16b-3. Under the terms of the Plan, each non-employee director, on commencement of office will receive an option to purchase 6,600 shares of Common Stock upon the date of election. In addition, on the date of the Company's annual meeting of shareholders, each non-employee director continuing in office will receive an option to purchase 3,300 shares of Common Stock. The exercise price per share for all options granted under the Director Plan will be equal to the market price of the Common Stock as of the date of grant and may be paid (i) in cash, (ii) by transferring shares to the Company, or (iii) a combination of the foregoing. Options become exercisable in full beginning one year after their date of grant and are exercisable only while the director is serving as a director of the Company or within 180 days after the Participant ceases to serve as a director of the Company (except that if a director dies or becomes disabled while he or she is serving as a director of the Company, the option is exercisable for a period of 12 months from the date of death or disability). However, upon a change in control of the Company, options become immediately and fully exercisable. The Director Plan also authorizes the issuance of options to individuals serving on Advisory Boards established by the Company on terms substantially similar to those applicable to directors. As of April 20, 1998, options to purchase an aggregate of 62,700 shares of Common

Stock were outstanding, 36,300 shares had been issued under the plan and 51,000 shares of Common Stock were reserved for future issuance under the Director Plan.

NON-CASH CREDITS

Prior to 1997 the Company granted non-cash credits to its executive officers and other employees and consultants which can be used by the recipient to exercise stock options. As of December 31, 1997 Non-Cash Credits held by Messers. Hoff, LaRosa, Boswell, Williams, and Ms. Redmon were as follows: $355,000, $102,750, $49,750, $31,275, and $28,875, respectively. As of December 31, 1997 total Non-Cash Credits outstanding were $692,213.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company's Board of Directors currently consists of Harold M. Copperman (Chairman), Paul E. Dean and Joseph F. Stiley,
III. None of these individuals were at any time during fiscal 1997, or at any other time, an officer or employee of the Company, except as follows: Joseph F. Stiley was a Vice President of the Company until 1994. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT

    The following is the report of the Compensation Committee of the Board of Directors describing compensation policies and rationales applicable to the Company's executive officers with respect to the compensation paid to such executive officers for the fiscal year ended December 31, 1997. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

    Compensation Philosophy. The philosophy of the Company's Compensation Committee regarding executive compensation is to attract and retain highly talented executives and to motivate them to high levels of performance recognizing the different impact that various executives have on the achievement of corporate goals. To achieve these objectives the Company pays executives on a total compensation approach that includes varying combinations of base salary, annual bonus dependent on corporate and individual performance, and stock options. After evaluating management's performance, the Compensation Committee approves compensation and pay levels. Stock option grants to executive officers are approved by the Compensation Committee.

     Base Salary: Salaries for executive officers are reviewed annually, and are adjusted based upon performance contribution, management recommendation and market conditions.

    Bonus: The Compensation Committee determines the level of bonus compensation for the entire corporate bonus program based upon corporate and senior management performance. Bonuses within that pool are then allocated.

    Stock: The Company believes that stock options granted to key employees, including executive officers, provide such persons with compensation based on overall Company performance as reflected by the stock price, create a valuable retention device through three-year vesting schedules and help align employees' and stockholders' interests. Stock options are typically granted at the time of hire, at the time of promotion or at the time of achievement of a significant corporate objective. Individual stock option award levels are determined primarily by a matrix that allocates the available shares based on position within the Company, with discretionary adjustments based on subjective performance factors.

    Compensation of Chief Executive Officer. The compensation of Don G. Hoff in fiscal 1997 was approved by the Compensation Committee. The Compensation Committee determined the Chief Executive Officer's compensation after considering the same factors used to determine the compensation of other executive officers. For Fiscal 1997, the Compensation Committee approved an increase in Mr. Hoff's base salary from $250,000 to $280,000 per annum. The approval was done at a meeting of the Committee at which Mr. Dean was absent, and therefore he did not vote upon the matter.

    Repricing of Options. The Compensation Committee determined that the purposes of the Company's stock option plan were not being adequately achieved with respect to those employees holding options that were exercisable above current market value and that it was essential to the best interest of the Company and the Company's stockholders that the Company retain and motivate such employees. The Committee further determined that it would be in the best interest of the Company and the Company's stockholders to provide such optionees the opportunity to exchange their above market value options for options exercisable at current market value. On November 5, 1997, upon approval by the Compensation Committee, the Company offered holders of 587,000 outstanding options under the 1996 Stock Incentive Plan at exercise prices ranging from $3.03 to $4.25 the opportunity to exchange such options for new stock options at an exercise price of $2.25 per share, the fair market value of the Company's stock. In February 1998 these options would have reverted to the exercise price set forth in the cancelled option, however the Compensation Committee adopted an Option Amendment Program whereby certain optionees were offered the opportunity for certain options to be priced at $2.25 per share. The amended options are not exercisable until September 30, 1998. If an optionee's employment with the Company is terminated for any reason or for no reason prior to September 30, 1998 the optionee is not entitled to exercise any portion of the option. However if employment with the Company is terminated as a result of the death or disability of such optionee then the option may be exercised in accordance with its terms. Messers. Hoff, LaRosa, Boswell, Williams, and Ms. Redmon included 0, 232,000, 59,600,69,800 and 39,800 options in the Option Amendment Program.

    The following table sets forth information with respect to the repricing of those options held by executive officers of the Company at the time of the repricing.

                            TEN-YEAR OPTION REPRICING

                                                                                                                      LENGTH OF
                                                                                                                      ORIGINAL
                                                                                                                     OPTION TERM
                                                               NUMBER OF       MARKET                                 IN YEARS
                                                              SECURITIES      PRICE OF     EXERCISE                 REMAINING AT
                                                              UNDERLYING      STOCK AT     PRICE AT       NEW          DATE OF
           NAME AND PRINCIPAL                     DATE OF      OPTIONS        TIME OF      TIME OF      EXERCISE    REPRICING OR
                POSITION                         REPRICING     REPRICED       REPRICING    REPRICING     PRICE        AMENDMENT
----------------------------------------         ---------    -----------     ---------    ---------    --------    -------------
Dominic J. LaRosa                                  11/5/97      132,000         $2.25       $3.03         $2.25          5.2
President and CEO of                               11/5/97      100,000         $2.25       $4.25         $2.25          8.8
Lamaur Division
William M. Boswell.....................            11/5/97      39,600          $2.25       $4.25         $2.25          8.8
Vice President,                                    11/5/97      20,000          $2.25       $4.25         $2.25          8.8
Sales-- Retail Group of
Lamaur Division                                    8/28/96      39,600          $4.25       $6.06         $4.25          9.13
Richard T. Loda(1).....................            8/28/96      25,000          $4.25       $ 6.06        $4.25          9.54
Vice President, Science and
Technology
Michele L. Redmon......................            11/5/97      19,800          $2.25       $4.25         $2.25          8.8
Vice President,                                    11/5/97      20,000          $2.25       $4.25         $2.25          8.8
Marketing-- Retail Group of
Lamaur Division                                    8/28/96      19,800          $4.25       $6.06         $4.25          9.13
Ronald P. Williams.....................            11/5/97      19,800          $2.25       $4.25         $2.25          8.8
Executive Vice                                     11/5/97      20,000          $2.25       $4.25         $2.25          8.8
President-- Lamaur Division                        11/5/97      30,000          $2.25       $4.00         $2.25          9.1
                                                   8/28/96      19,800          $4.25       $6.06         $4.25          9.13
John D. Hellmann                                   11/5/97      16,500          $2.25       $3.03         $2.25          5.2
Vice President, Chief Financial                    11/5/97      20,000          $2.25       $4.25         $2.25          8.8
Officer
Donald E. Porter                                   11/5/97      20,000          $2.25       $4.25         $2.25          8.8
Vice President, Corporate
Development
Michael G. Piff                                    11/5/97       8,000          $2.25       $4.00         $2.25          9.1
Vice President, Sales - Retail Group -             11/5/97       1,400          $2.25       $4.25         $2.25          5.25
Lamaur Division                                    11/5/97       5,000          $2.25       $4.25         $2.25          5.25
Jay T. Olson                                       11/5/97       9,900          $2.25       $4.25         $2.25          8.8
Vice President, Finance -                          11/5/97      15,000          $2.25       $4.25         $2.25          8.8
Lamaur Division                                    11/5/97      10,000          $2.25       $4.25         $2.25          9.1
John A Anzur                                       11/5/97      50,000          $2.25       $4.25         $2.25          8.8
Vice President, General Counsel                    11/5/97      20,000          $2.25       $4.25         $2.25          8.8
John G. Hewson(1)......................            8/28/96      13,200          $4.25       $6.06         $4.25          9.17
Vice President, Business
Development Planning and
Administration-- Lamaur
Division
Patrick T. Parenty(1)..................            8/28/96      13,200          $4.25       $6.06         $4.25          9.17
Vice President,
Sales -- Lamaur Salon Division

----------

(1) Such executive officer are no longer employed at the Company and these options expired without being exercised.

    Summary. It is the opinion of the Compensation Committee that the executive compensation policies and programs in effect for the Company's executive officers provide an appropriate level of total remuneration that properly aligns the Company's performance and interests of the Company's stockholders with competitive and equitable executive compensation in a balanced and reasonable manner.

                                        COMPENSATION COMMITTEE

                                        Harold M. Copperman
                                        Paul E. Dean
                                        Joseph F. Stiley, III

STOCK PERFORMANCE GRAPH

    In accordance with Exchange Act regulations, the following performance graph compares the cumulative total stockholder return on the Company's Common Stock to the cumulative total return on the NASDAQ U.S. and a selected group of peer issuers over the same period. The peer issuers consist of DEP Corporation, BeautiControl Cosmetics, Inc., DEL Laboratories, Inc., and The Stephan Co. The graph assumes the value of the investment in the Company's Common Stock and each index was $100 at May 23, 1996 (the date of the Company's initial public offering) and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

              THE LAMAUR CORPORATION         NASDAQ US        PEER GROUP
              ----------------------         ---------        ----------
05/1996               $100.00                 $100.00           $100.00
12/1996               $ 51.56                 $103.75           $125.77
12/1997               $ 18.75                 $127.34           $154.41

COMPENSATION OF DIRECTORS

    During fiscal 1997, the Company's non-employee Directors are paid $1,000 per quarter (plus reasonable out-of-pocket expenses), plus $500 per day for each meeting beyond the four regularly scheduled meetings. The Directors held three telephone Board Meetings during 1997 in addition to the four regularly scheduled meetings. The Directors received no additional compensation for attendance at these meetings. In addition, non-employee Directors are entitled to receive options to purchase shares of Common Stock under the Company's Outside Director and Advisory Board Plan. See "Stock Option Plan for Non-Employee Directors and Advisory Board Members."

On May 8, 1997, each of the Directors received 3,300 options under the Company Stock Option Plan for Non-Employee Directors, which had an exercise price of $2.88 per share. These options vest one year from the date of grant.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the beneficial ownership as of March 20, 1998 of the Company's Common Stock as to (i) each director, (ii) each of the executive officers listed in the Summary Compensation Table below, (iii) all executive officers and directors as a group and (iv) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock. The percentage owned is calculated based upon 5,857,125 shares of Common Stock outstanding as of March 20, 1998. Unless otherwise indicated, each of the stockholders has sole voting investment power with respect to the shares beneficially owned, subject to community property laws.

                                                                         AMOUNT AND
                                                                         NATURE OF
                                                                         BENEFICIAL         PERCENTAGE
           NAME OF BENEFICIAL OWNER                                      OWNERSHIP             OWNED
           ------------------------                                      ---------          ----------
Don G. Hoff(1)(2) ...............................................        2,004,725             33.6%
Perry D. Hoff(2)(3) .............................................        1,834,185             31.2%
Intertec Holdings, L.P.(2) ......................................        1,810,425             30.9%
DowBrands Inc.(4) ...............................................        1,163,910             16.6%
Parsow Partnership, Ltd.(5) .....................................          543,200              9.3%
Futurtec, L.P.(6) ...............................................          419,842              7.2%
Kennedy Capital Management, Inc. (7) ............................          340,350              5.8%
Dominic J. LaRosa(8) ............................................          239,733              4.0%
Gerald A. Eppner(9) .............................................           89,800              1.5%
William M. Boswell(10) ..........................................           49,134                *
Ronald P. Williams(11) ..........................................           48,870                *
Michele L. Redmon(12) ...........................................           29,957                *
Joseph F. Stiley, III ...........................................           29,900                *
Paul E. Dean(13) ................................................           20,600                *
Harold M. Copperman(14) .........................................           11,600                *
All executive officers and directors of the Company
  as a group (16 persons)(15) ...................................        2,680,595             41.8%

---------

   *  Represents less than one percent.

(1) The address of Don G. Hoff is One Lovell Avenue, Mill Valley, CA 94941. Includes 234,300 shares that may be acquired by Don G. Hoff upon the exercise of options exercisable within 60 days of March 20, 1998. See Amendment #2 to Schedule 13D filed with the SEC on March 25, 1998. Excludes shares held directly by other members of Don G. Hoff's family as to which he disclaims beneficial ownership. Don G. Hoff is the father of Perry D. Hoff.

(2) The address of Intertec Holdings, L.P. is East 5058 Grapeview Loop, Allyn, WA 98524. Consists of 1,810,425 shares held by Intertec Holdings, L.P., an investment partnership whose general partner is Intertec Holdings, Inc., a corporation of which Don G. Hoff is a director, Perry D. Hoff is president and a director and other members of the Hoffs' immediate family are the remaining officers and directors and whose sole limited partner is Intertec Ltd., a limited partnership in which Don G. Hoff holds a 25% limited partner interest (together with his wife), Perry D. Hoff holds a 25% limited partner interest and members of the Hoffs' immediate family own the remainder of limited partnership interest, and whose general partner is a corporation of which Don G. Hoff is a director, Mr. Perry D. Hoff is an officer and a director and other members of the Hoffs' immediate family are the remaining officers and directors. See Amendment #2 to Schedule 13D filed with the SEC on March 25, 1998.

(3) The address of Perry D. Hoff is East 5058 Grapeview Loop, Allyn, WA 98524. Includes 10,560 shares held directly by Perry D. Hoff and 13,200 shares that may be acquired by Perry D. Hoff upon the exercise of options exercisable within 60 days of March 20, 1998. See Amendment #2 to Schedule 13D filed with the SEC on March 25, 1998. Does not include shares held directly by other members of Perry D. Hoff's family as to which he disclaims beneficial ownership. Perry D. Hoff is the son of Don G. Hoff.

(4) The address of DowBrands Inc. is 9550 Zionsville Road, P.O. Box 68511, Indianapolis, IN 46268. Consists of 1,163,910 shares that may be acquired upon the conversion of Series A and Series B Convertible Preferred Stock. DowBrands Inc. owns 100% of the outstanding Series A and Series B Preferred Stock.

(5) The address of Parsow Partnership, Ltd. and Elkhorn Partners Limited Partnership is P.O. Box 0449, Elkhorn, NE 68022. Parsow and Elkhorn beneficially own 413,200 and 130,000 of the shares, respectively.

(6) The address of Futurtec, L.P. is 111 Great Neck Road, Suite 301, Great Neck, NY 11021. Futurtec Capital Corp., the general partner of Futurtec, L.P., exercises sole voting and investment power over the shares held by Futurtec, L.P. Mr. Ido Klear is the sole stockholder of Futurtec Capital Corp.

(7) The address of Kennedy Capital Management, Inc. is 10829 Olive Boulevard, St. Louis, MO 63141. It disclaims voting power for 33,700 of these shares.

(8) Includes 133,000 shares that may be acquired upon the exercise of options and warrants exercisable within 60 days of March 20, 1998. 133,000 of these options are not exercisable until September 30, 1998. See Repricing of Options.

(9) Includes 17,200 shares that may be acquired upon the exercise of options exercisable within 60 days of March 20, 1998.

(10) Consists of 26,600 shares that may be acquired upon the exercise of options and warrants exercisable within 60 days of March 20, 1998.

(11) Consists of 43,400 shares that may be acquired upon the exercise of options and warrants exercisable within 60 days of March 20, 1998. 26,900 of these options are not exercisable until September 30, 1998. See Repricing of Options.

(12) Consists of 24,950 shares that may be acquired upon the exercise of options and warrants exercisable within 60 days of March 20, 1998.
      16,700 of these options are not exercisable until September 30, 1998. See Repricing of Options.

(13) Includes 10,600 shares that may be acquired upon the exercise of options exercisable within 60 days of March 20, 1998.

(14) Includes 10,600 shares that may be acquired upon the exercise of options exercisable within 60 days of March 20, 1998.

(15) Includes 558,475 shares that may be acquired upon the exercise of options and warrants exercisable within 60 days of March 20, 1998. 242,821 of these options are not exercisable until September 30, 1998. See Repricing of Options.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    License Agreement. In May 1993, the Company acquired from Intertec Ltd., a Delaware limited partnership ("Intertec Ltd."), for a 30-year period, the exclusive worldwide rights to use all technology owned by Intertec Ltd. relating to cosmetic hair care applications. The 30-year exclusive license agreement (the "License") gives the Company the right to develop, manufacture and sell products for cosmetic hair care applications based on the technology. Intertec Ltd., which is entirely owned by Mr. Don G. Hoff and members of his immediate family, is the sole limited partner in Intertec Holdings, L.P., the Company's principal shareholder. The License is non-assignable, but the Company may sublicense the rights granted to it provided the sublicense includes certain protective provisions. The Company issued, as consideration for the grant of the license, a promissory note in the principal amount of $1.0 million, and agreed to pay a royalty as described below. The Company's promissory note, as amended effective as of May 1993 (the "Intertec Note"), is payable to Intertec Holdings, L.P., as agent for Intertec Ltd., in four equal annual installments of $250,000, commencing May 29, 1997. The Intertec Note accrues interest in arrears at 5.5% per annum, payable with each installment of principal. The Company has also agreed to pay certain legal expenses, which have been incurred by Intertec Ltd. in connection with preparing and prosecuting the patent application for the patent covering the technology. The Company paid $5,064 of such expense during fiscal 1997.

    The Company will pay a royalty to Intertec Ltd. equal to (i) 1.0% of the Company's proceeds from any direct sales made by the Company of products, instruments or components using, or derived from, the technology, and (ii) 1.0% of the "revenue base" of the Company's sub-licensees. The "revenue base" is the proceeds received by the sub-licensees for their sales of products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using the technology reach $10.0 billion. The Company has no sub-licenses as of the date of this Prospectus, and there can be no assurance it will enter into any sub-license on terms favorable to the Company. Upon expiration in 2012 of the patent held by Intertec Ltd., the Company will be unable to deny competitors access to technology.

    Neither the $1.0 million license fee, the terms of the Intertec Note nor the terms of the royalty were established by arm's length negotiations or independent appraisal.

    Common Stock Purchase Agreement. In March 1996, the Company and Intertec Holdings, L.P. entered into a stock purchase agreement pursuant to which Intertec Holdings, L.P. agreed to purchase from the Company, and the Company agreed to sell to Intertec Holdings, L.P., shares of Common Stock at $8.00 per share. The aggregate number of shares of Common Stock which Intertec Holdings, L.P. is required to purchase is 146,107 shares. Intertec Holdings, L.P. is obligated, subject to there being no event of default under the Company's loan agreements and certain other customary conditions, to purchase and pay for the shares in four equal installments commencing May 29, 1997. The deferred purchase price under the stock purchase agreement accrues interest from and after the closing of the Company's initial public offering at 5.5% per annum, payable with each installment.

    On May 29, 1997, Intertec Holdings, L.P. was issued 36,526 shares of the Company's Common Stock in the first installment. On May 29, 1997, the Company made the first scheduled payment on the Intertec Note.

    Intertec Holdings, L.P. may elect to accelerate one or more purchases under the stock purchase agreement on 30 days prior notice to the Company. The Company may, at any time or from time to time, terminate Intertec Holdings, L.P.'s purchase rights with respect to one or more of the installments, on 10 days prior notice to Intertec Holdings, L.P. On February 16, 1998, Intertec Holdings, L.P. elected to accelerate all purchases under the stock purchase agreement, and on March 18, 1998 Intertec Holdings L.P. was issued 109,581 shares of the Company's Common Stock in consideration of which the balance of the Intertec Note was cancelled.

    The terms of the stock purchase agreement were not established by arm's length negotiations or independent appraisal.

    Facilities and Equipment. Pursuant to a lease dated October 1, 1996, the Company subleased from Inertec, a division of Innovative Capital Management Inc. ("Intertec"), an affiliate of Mr. Don G. Hoff and Mr. Perry D. Hoff, Directors of the Company, for a 36-month term expiring in September 1999, office space (6,008 square feet) in Mill Valley, CA, together with most of the furniture and office equipment at that location. The space was leased for a rent of $9,012 per month. Under the terms of the Sublease, the Company is responsible for property taxes, insurance and maintenance. The furniture and office equipment are leased for $1,774 per month. Total payments for the office space to ICM in 1997 were $128,801, comprised of $102,144 building rent, $6,882 equipment rent, and $19,775 in taxes. Intertec used an office and received office services at this facility. Intertec manages the offices and is responsible for human resources functions at the Company's headquarters and provides office services to the Company from time to time.

On December 4, 1997, the Company notified Intetec that it would like to terminate the sublease with respect to 1,784 square feet of the space, and as of March 31, 1998 the Sublease was amended to terminate the sublease of that space and providing that the Company shall have no further obligations to Intertec with respect to the terminated space.

    Travel Agent Services. The Company uses as a travel agent, Mrs. Diana Weeck, sister of Don Hoff. In addition to standard commissions, the Company paid fees to Mrs. Weeck of $1,996 during 1997.

    Manufacturing Agreement with DowBrands. In connection with the acquisition of the Personal Care Division in November 1995, the Company and DowBrands entered into a two-year agreement (with two additional one-year extensions at Dow's election) pursuant to which the Company continued to serve as DowBrands sole supplier of certain household cleaning products, subject to the Company maintaining competitive pricing and delivery schedules. Pursuant to the agreement, DowBrands agreed to accept $3.0 million of credits to be applied towards purchases of finished products in eight equal quarterly installments of $375,000 commencing February 1996. During 1997, net sales to DowBrands were $16.4 million. On November 15, 1997, the Manufacturing Agreement expired without extension by Dow.

CONSULTING FEES TO JOSEPH F STILEY AND HAROLD M COPPERMAN

During 1997, Messrs Copperman and Stiley performed Consulting Services for the Company and were paid $13,000 and $13,500, respectively. These fees were in addition to the fees paid to these individuals as directors.

EMPLOYMENT AGREEMENTS AND CHANGE-IN CONTROL ARRANGEMENTS

DON G. HOFF

    In November 1995 the disinterested members of the Board of Directors approved an Employment Agreement with Don G. Hoff, Chairman and Chief Executive Officer, originally entered into as of June 1, 1994, and modified as of November 6, 1995, and which took effect immediately following the closing of the Lamaur acquisition on November 16, 1995. The Employment Agreement provides for Mr. Hoff's continued employment as Chief Executive Officer of the Company for a term ending on December 31, 1998 (the "term of employment"), reporting to the Company's Board of Directors, and devoting so much of his business time to the affairs of the Company as the Board requires. The Employment Agreement provides that Mr. Hoff's salary as Chief Executive Officer (which was increased from $250,000 to $280,000 per annum effective December 30, 1996) may not be decreased without his consent. In the event Mr. Hoff is unable to perform his duties as Chief Executive Officer because of a disability, he shall be entitled to his full base salary for a period of twelve months from the date of disability and 50% of such base salary for twelve additional months. In addition, the Employment Agreement provides that Mr. Hoff will continue to be nominated for election as a director of the Company at each annual meeting of stockholders and be appointed as Chairman of the Board for so long as he serves as the Company's Chief Executive Officer.

    Under the Employment Agreement, Mr. Hoff shall be required during the term of employment and for one year thereafter not to engage in any activity competitive with the Company or any of its subsidiaries or affiliates (except that he may own up to 5% of the voting stock of any publicly held corporation). Mr. Hoff is also required to assign to the Company all inventions, discoveries, know-how or other proprietary technology relating to hair care which he hereafter conceives, reduces to practice or otherwise creates during the term of employment.

    If, prior to the expiration of the term of employment, Mr. Hoff is discharged by the Company without Cause (which is defined to mean a discharge of Mr. Hoff for any reason other than conviction of Mr. Hoff of a felony or a disability or a discharge as the result of a material breach of any other provision of the Employment Agreement by the Company which Mr. Hoff elects to treat as a discharge without Cause, as defined in the Employment Agreement, including but not limited to certain events which would constitute a "change of control" of the Company, as defined in the Employment Agreement, without Mr. Hoff's written consent), Mr. Hoff will be entitled to all benefits under the Employment Agreement as if he had continued to be employed during the full term of employment. In addition, if there is a discharge without Cause (i) in lieu of further salary payments under the Employment Agreement, Mr. Hoff will be entitled to receive within three days after the date of discharge, an amount equal to the sum of the discounted present value of the base salary to which he would have been entitled under the Employment Agreement from the date of discharge through December 31, 1998 (assuming a 5% yearly increase in his base salary for each remaining calendar year during the term of employment), and (ii) all options previously granted to Mr. Hoff, to the extent not then vested or exercisable, shall become immediately vested and exercisable in full.

As of December 29, 1997, Mr. Hoff elected to defer 50% of his base salary and was paid at the rate of $140,000 per annum. Effective April 30, 1998, Mr. Hoff informed the Company he wished to return his salary to $280,000 per annum retroactive to December 29, 1997.

EMPLOYEE SEVERANCE AGREEMENTS

On May 6, 1997, the Board of Directors and the Compensation Committee approved the Company entering into Employee Severance Agreements with ten officers of the Company, including the following named executive officers of the Company - Dominic J. LaRosa, Ronald P. Williams, Michelle Redmon and William M Boswell. The Agreements were entered into as of July 1, 1997.

The Agreements are intended to provide certain key employees with certain protection from events that could occur in connection with certain changes of control of the Company. In the event of a Change of Control (as defined in the Agreement) and an Involuntary Termination (as defined in the Agreement) of the employee within 24 months of such Change of Control, then as of the date of such Involuntary Termination:

(i) the Company shall pay in cash on the date of the Involuntary Termination one and one-half times the employee's most recent annual full-time base compensation in effect prior to the Change of Control;

(ii) the Company shall provide medical, dental and basic life insurance no less favorable than such insurance in effect for the employee and dependents during his or her most recent full time period of employment prior to the Change of Control for a period equal to the shorter of 18 months from the end of the month in which the Involuntary Termination occurs or the date the employee becomes covered under another insurance plan as a result of obtaining new employment;

(iii) the Company shall pay in cash to the employee an amount equal to 25% the employee's most recent annual full-time base compensation in effect prior to such Change of Control provided that such employee's principal place of residence at any time within 24 months from the Involuntary Termination changes from the principal place of residence in effect immediately prior to the Involuntary Termination and provided further that the payment under this paragraph of the Agreement shall be reduced by the amount of any moving expenses paid by a new employer of employee;

(iv) at the option of the employee within six months from the Involuntary Termination, borrow from the Company the principal sum equal to one and one-half times the employee's most recent annual full-time base compensation in effect immediately prior to such Change of Control at the lowest rate of interest permitted by the Internal Revenue Service to avoid the imputation of income.

AUDIT COMMITTEE REVIEW

The Audit Committee of the Board of Directors is currently conducting a review of transactions between the Company and certain directors and officers and related parties of such directors and officers. When this review is completed, additional disclosure of compensation and related party transactions and possible remedial activities may be required.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 29, 1998                        THE LAMAUR CORPORATION
                                                (Registrant)

                          By:               /s/ JOHN D. HELLMANN
                              ------------------------------------------------
                              John D. Hellmann, Vice President, Chief Financial Officer