Form 10-Q
period 1998-06-30
LAMAUR CORP
filed 1998-08-14
CIK 1011154

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
================================================================================

================================================================================
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
================================================================================

                  For the quarterly period ended June 30, 1998
================================================================================

================================================================================
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

                                Yes [ X ] No [ ]

At July 31, 1998, there were 5,884,468 shares of the Registrants $.01 par value Common Stock outstanding.

This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995, including statements regarding future performance of WILLOW LAKE lines or the Companys ability to attain any particular level of sales or to be profitable in the future, the Companys ability to meet working capital requirements for the remainder of 1998, and the Companys ability to be in compliance with its loan agreement, and the Companys expectations regarding the sale of assets or its ability to achieve other strategic initiatives. They involve known and unknown risks and uncertainties that may cause the Companys actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Companys control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Companys filings with the Securities and Exchange Commission.


                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                  June 30, 1998




                                                                                 Page No.

Part I - Financial Information

Item 1. Condensed Financial Statements (Unaudited)

        Balance Sheets as of June 30, 1998 and December 31, 1997                     4

        Statements of Operations for the Three and Six Months Ended                  5
        June 30, 1998 and 1997

        Statements of Cash Flows for the Six Months Ended                            6
        June 30, 1998 and 1997

        Notes to Condensed  Financial Statements                                     7

Item 2.  Managements Discussion and Analysis of Financial Condition and
         Results of Operations for the Three and Six Months Ended June 30, 1998      8
         and 1997

Part II - Other Information                                                          10

Signature                                                                            11


                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                                         THE LAMAUR CORPORATION
                                        CONDENSED BALANCE SHEETS
                             (In thousands, except share and per share data)
                                               (Unaudited)

                                                                           June 30,         December 31,
                                                                             1998               1997
                                                                        ----------------  ----------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                   $ 232            $ 6,465
    Receivables from DowBrands                                                      3                741
    Accounts receivable, net                                                   12,857             15,943
    Inventories                                                                13,372             15,523
    Prepaid expenses and other current assets                                     401                453
                                                                        ----------------  ----------------

      Total current assets                                                     26,865             39,125

Property, Plant and Equipment, Net                                             18,477             19,131

Other Assets                                                                       51                 70
                                                                        ----------------  ----------------

    Total Assets                                                             $ 45,393           $ 58,326
                                                                        ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                         $ 12,876           $ 14,592
    Accrued expenses                                                            3,120              4,666
    Accrued salaries, wages and employee-related expenses                       1,700              2,211
    Current portion of long-term debt                                           1,629              1,612
    Payables to related parties                                                     -                250
                                                                        ----------------  ----------------

      Total current liabilities                                                19,325             23,331

    Long-Term Debt                                                             15,511             23,546
    Related Party Obligations                                                       -                500

    Stockholders' Equity
      Preferred stock, $.01 par value, 4,000,000 shares authorized:
      Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at June 30, 1998 and December 31, 1997.
       ($10.0 million liquidation preference)                                   8,500              8,500
      Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at June 30, 1998 and December 31, 1997.
       ($5.0 million liquidation preference)                                    5,000              5,000
      Common stock, $.01 par value, 12,000,000 shares authorized,
       5,884,468 and 5,747,544 shares issued and outstanding at
       June 30, 1998 and December 31, 1997, respectively.                          59                 57
      Additional paid-in-capital                                               20,552             19,852
      Stock subscriptions receivable                                              (50)               (50)
      Accumulated deficit                                                     (23,504)           (22,410)
                                                                        ----------------  ----------------

       Total stockholders' equity                                              10,557             10,949
                                                                        ----------------  ----------------

       Total Liabilities and Stockholders' Equity                            $ 45,393           $ 58,326
                                                                        ================  ================

                              See notes to financial statements



                                                  THE LAMAUR CORPORATION
                                            CONDENSED STATEMENTS OF OPERATIONS
                                          (In thousands, except per share data)
                                                       (Unaudited)


                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                       June 30,
                                                               -----------------------------  -----------------------------
                                                                   1998           1997            1998           1997
                                                               -------------- --------------  -------------- --------------
Net Sales                                                           $ 19,645       $ 25,401        $ 42,477       $ 51,681

Net Sales to DowBrands                                                     -          5,115               -          8,048
                                                               -------------- --------------  -------------- --------------

Total Net Sales                                                       19,645         30,516          42,477         59,729

Cost of Goods Sold                                                    11,426         18,068          24,467         35,384
                                                               -------------- --------------  -------------- --------------

Gross Margin                                                           8,219         12,448          18,010         24,345

Selling, General and Administrative Expenses                           9,330         13,431          17,745         26,559
                                                               -------------- --------------  -------------- --------------

Operating Income (Loss)                                               (1,111)          (983)            265         (2,214)

Interest Expense                                                        (590)          (435)         (1,403)          (833)

Other Income (Expense)                                                    (9)            89              44            281
                                                               -------------- --------------  -------------- --------------

Net Loss                                                              (1,710)        (1,329)         (1,094)        (2,766)

Dividends on Series B Preferred Stock                                   (100)          (100)           (200)          (200)
                                                               -------------- --------------  -------------- --------------

Net Loss Available to Common Shareholders                           $ (1,810)      $ (1,429)       $ (1,294)      $ (2,966)
                                                               ============== ==============  ============== ==============

Basic Loss per Common Share                                          $ (0.31)       $ (0.25)        $ (0.22)       $ (0.52)
                                                               ============== ==============  ============== ==============

Average Number of Basic Common Shares Outstanding                      5,863          5,675           5,814          5,661
                                                               ============== ==============  ============== ==============

Diluted Loss per Common Share                                        $ (0.31)       $ (0.25)        $ (0.22)       $ (0.52)
                                                               ============== ==============  ============== ==============

Average Number of Diluted Common Shares Outstanding                    5,863          5,675           5,814          5,661
                                                               ============== ==============  ============== ==============


                              See notes to financial statements



                                                    THE LAMAUR CORPORATION
                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                         (Unaudited)

                                                                                                 Six Months Ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                                1998              1997
Cash Flows From Operating Activities:
Net loss                                                                                          $ (1,094)         $ (2,766)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
         Utilization of DowBrands credits                                                                -              (750)
         Loss on disposal of assets                                                                      3                12
         Depreciation and amortization                                                               1,014               774
         Effect of changes in:
             Receivables                                                                             3,824            (1,164)
             Inventories                                                                             2,151            (3,343)
             Prepaid expenses and other assets                                                          52            (3,961)
             Payables                                                                               (1,916)            4,429
             Accrued expenses                                                                       (1,930)           (3,347)
                                                                                          -----------------  ----------------

         Net cash provided by (used in) operating activities                                         2,104           (10,116)

Cash Flows From Investing Activities:
    Additions to property, plant and equipment                                                        (344)           (1,450)
    Proceeds from sale of assets                                                                         -                16
                                                                                          -----------------  ----------------

         Net cash used in investing activities                                                        (344)           (1,434)

Cash Flows From Financing Activities:
    Borrowings (repayments) under revolving credit agreement, net                                   (7,255)            4,190
    Borrowings of long-term debt                                                                         -             3,496
    Repayments of long-term debt                                                                      (763)             (676)
    Proceeds from sales of common stock, net                                                            25               132
    Payment of preferred dividends                                                                       -              (300)
                                                                                          -----------------  ----------------

         Net cash provided by (used in) financing activities                                        (7,993)            6,842
                                                                                          -----------------  ----------------

Net Decrease in Cash and Cash Equivalents                                                           (6,233)           (4,708)
Cash and Cash Equivalents at Beginning of Period                                                     6,465            12,081
                                                                                          =================  ================
Cash and Cash Equivalents at End of Period                                                           $ 232           $ 7,373
                                                                                          =================  ================


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


2.    SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements are unaudited and include all adjustments, which consist of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in The Lamaur Corporations (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. Results for interim periods are not necessarily indicative of results for the full year.

Cash and Cash Equivalents - The Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. These investments consist of U.S. Treasuries which at June 30, 1998 and December 31, 1997 were $0 and $6.2 million, respectively. These U.S. Treasuries represent restricted securities which are maintained as collateral in support of the revolving line of credit with Norwest Business Credit.

Earnings Per Share - Basic EPS is calculated using loss available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive outstanding items, such as options had been exercised. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. All prior year earnings per share have been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share.

Comprehensive Income - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. For the periods ended June 30, 1998 and 1997, the Company did not engage in transactions related to foreign currency translation, unrealized gains in securities, or minimum pension liability adjustments. Accordingly, comprehensive income equals net income.

Disclosures About Segments of an Enterprise and Related Information - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, which is effective for the Company beginning January 1, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a companys operating segments. Lamaur has not yet completed its analysis of operating segments on which it will report. However, a preliminary analysis has concluded that the current reportable segments are consistent with the management approach methodology outlined in SFAS 131.

Reclassification - Certain reclassifications have been made in the accompanying financial statements in order to conform with the 1998 presentation.


Inventories are stated at the lower of weighted average cost or market and include the following:

                                                               June 30,        December 31,
                                                                 1998               1997
                                                            ----------------   ----------------
                                                                      (In thousands)

Finished goods                                                      $ 8,568            $ 9,233

Work in process                                                          44                 93

Raw materials                                                         4,760              6,197
                                                            ----------------   ----------------

    Total                                                          $ 13,372           $ 15,523
                                                            ================   ================



Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Six months and three months ended June 30, 1998 compared to the six months and three months ended June 30, 1997.


Net sales for the six months ended June 30, 1998 were $42.5 million compared with $59.7 million for the same period in 1997, a decrease of $17.2 million or 28.8%. Net sales for the three months ended June 30, 1998 were $19.6 million compared with $30.5 million for the same period in 1997, a decrease of $10.9 million or 35.7%. The decrease in net sales for the six months and three months ended June 30, 1998 is principally due to the decline in sales of contract manufacturing as a result of the expiration of the manufacturing agreement with DowBrands in November 1997 and the decline in sales of Perma Soft, Salon Style, Style, and the Color Soft retail brands and the brands in the Companys salon division. There were no sales to DowBrands for the six months or three months ended June 30, 1998 as compared with $8.0 million and $5.1 million, respectively, for the same periods in 1997. Perma Soft, Salon Style, Style, Color Soft retail brands and the salon division brands had sales declines of $4.4 million, $3.5 million, $2.7 million, $1.8 million and $1.5 million, respectively, during the six months ended June 30, 1998, and declines of $2.1 million, $1.6 million, $1.4 million, $1.2 million and $1.6 million respectively during the three months ended June 30, 1998 as compared with the same periods in 1997. Perma Soft, Salon Style and Style have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these and the Companys other retail brands are likely to continue to decline.

The Company experienced sales growth from Willow Lake during the six months and three months ended June 30, 1998 as compared with the same periods in 1997. The increased sales of Willow Lake in 1998 are principally attributable to the launch of the Willow Lake fixative line which started shipping in the fourth quarter of 1997. Willow Lake, the Companys premium-priced retail hair care product line targeted for the Naturals category and positioned as Natures Prescription for Beautiful Hair, was introduced in the fourth quarter of 1996. Sales growth of Willow Lake will be in part dependent upon competition from other brands, consumer acceptance and marketing support behind this brand.

Gross margin as a percentage of net sales was 42.4% for the six months ended June 30, 1998, as compared with 40.8% for the same period in 1997. Gross margin as a percentage of net sales was 41.8% for the three months ended June 30, 1998 as compared with 40.8% for the same period in 1997. The improvement in the gross margin as a percentage of net sales for the six months and three months ended June 30, 1998 is principally due to a change in product mix including increased sales of higher margin Willow Lake products.

Selling, general and administrative (SG&A) expenses were $17.7 million or 41.8% of net sales for the six months ended June 30, 1998, as compared with $26.6 million or 44.5% of net sales for the same period last year, a decrease of $8.9 million. SG&A expenses were $9.3 million or 47.5% of net sales for the three months ended June 30, 1998, as compared with $13.4 million or 44.0% of net sales for the same period last year, a decrease of $4.1 million. The decreases are principally attributed to reduced marketing expenses of $7.4 million and $3.6 million for the six and three months ended June 30, 1998, respectively, and reduced personnel, travel and other expenses as a result of the Companys cost cutting efforts. In 1997 the Company increased its marketing to support the launch of Willow Lake, and in 1998 such support was substantially reduced. In addition the Company has reduced marketing expenditures for other brands which have continued to experience sales declines. The lower level of marketing support in 1998 is a result of the Companys limited working capital. Because of the Companys limited working capital and the competitive environment for hair care products there can be no assurance concerning the future performance of Willow Lake and other brands or the Companys ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing.

Interest expense increased to $1.4 million for the six months ended June 30, 1998, as compared with $0.8 million in the same period last year. Interest expense increased to $0.6 million for the three months ended June 30, 1998, as compared with $0.4 million in the same period last year. The increase in interest expense is principally attributable to higher borrowings under the Companys revolving line of credit with Norwest Business Credit to support the Companys working capital needs, the increased interest rate invoked by Norwest as a result of the Company being out of compliance with certain financial loan covenants during a portion of 1997, and fees related to the loan amendment in March 1998.

As a result of the foregoing factors, the net loss for the six months ended June 30, 1998 was $1.1 million compared with $2.8 million for the same period in 1997.


Liquidity and Capital Resources

The Companys net working capital decreased by $8.3 million, from $15.8 million at December 31, 1997 to $7.5 million at June 30, 1998.

As of June 30, 1998, the amounts outstanding under the Companys revolving and term loan facilities were $10.4 million and $5.5 million, respectively, as compared with $17.7 million and $6.2 million, respectively, as of December 31, 1997. In April 1998 the Company reduced its investment in US Treasury Securities from approximately $4.3 million to zero in accordance with the March 31, 1998 Amended Loan Agreement with Norwest Business Credit. These funds were used to pay down the revolving loan facility. The amendment also provided for setting 1998 financial covenants on the credit facility and increased the interest rate on the revolver from 1.5% to 2.5% above the base rate and increased the interest rate on the term loan from 1.75% to 2.75% above the base rate. The interest rates on the loans are variable and are tied to Norwest Banks base rate which was 8.5% at June 30, 1998. The interest rates on the revolver and the term loan are currently 11.0% and 11.25%, respectively. In addition Norwest lowered the advance rates on eligible receivables by five percentage points and eligible inventory by six percentage points. The term loan requires monthly principal payments of $116,666. The revolving line of credit and term loan with Norwest are secured by all of the assets of the Company and are payable in full by November 15, 2000. As of June 30, 1998 the Company was not in compliance with certain financial loan covenants. In August the Company received a waiver from the lender in regards to these covenants. No assurance can be given that the Company will continue to be in compliance with the financial loan covenants.

In March 1998 Intertec Holdings, L.P. purchased 109,581 shares of the Companys common stock at $8.00 per share under a stock purchase agreement entered into in March 1996 between the Company and Intertec Holdings, L.P.. This was the basis upon which the Company paid off the remaining balance of $750,000 on a note payable to Intertec Holdings, L.P. for a license fee pursuant to a 1993 license agreement for its proprietary technology between the Company and Intertec Ltd., a limited partnership controlled by the Companys Chairman of the Board.The stock purchase fulfills the obligation of Intertec Holdings, L.P. to purchase a total of 146,107 shares under the agreement.

Total accounts payable exceeding their normal payment terms were approximately $8.0 million as of June 30, 1998. Because the Company has announced its intent to obtain financing, and or establish an alliance through a merger or sale, major trade creditors and other creditors have extended their normal terms to allow the Company additional time to make payments. The Company is operating its business to preserve working capital in order to pay the Companys current and extended obligations. To date the Company has been able to make timely shipments to its customers.

On July 31, 1998 the Company sold its Professional Salon Brands, including trade names and inventory ($3.0 million) for $11.0 million to Zotos International, Inc., a subsidiary of Shiseido Co., Ltd. Tokyo, Japan. The Company received $10.5 million cash. The balance of $.5 million will be held in an escrow account for six months in order to provide funds for product returns and indemnity payments that the Company may become obligated to make to Zotos. The proceeds from this sale will be used to pay down a portion of the Companys loan facility with Norwest Business Credit, reduce past due obligations to other creditors and for working capital.

As of June 30, 1998, the Company was $400,000 in arrears on the payment of dividends on its Series B preferred stock. The preferred stock provides for an annual dividend of $400,000, payable quarterly.

The Companys ability to continue operations in the long term is dependent upon obtaining additional financing, which could occur as the result of a sale or a restructuring and refinancing of its manufacturing operation. The Company is actively pursuing these alternatives. No assurance can be given as to the timing of such financing or that a financing will be concluded. The Company is developing plans to restructure and continue its Retail operations.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.  None.

Item 2. Changes in Securities and Use of Proceeds.  None.

Item 3. Defaults Upon Senior Securities.

        On June 30, 1998, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $400,000.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.
                 27.1 Financial Data Schedule

        (b) Reports on Form 8-K.  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          THE LAMAUR CORPORATION
                               (Registrant)




                             __________________________________________
DATE:  August 14, 1998       /s/    John D. Hellmann
                             Vice President - Finance and Chief Financial
                             Officer
                             (Principal Financial and Accounting Officer)