Form 10-Q
period 1998-09-30
LAMAUR CORP
filed 1998-11-16
CIK 1011154

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
==============================================================================

==============================================================================
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
==============================================================================

                For the quarterly period ended September 30, 1998
==============================================================================

==============================================================================
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

                                Yes [ X ] No [ ]

     At October 31, 1998, there were 5,894,468 shares of the Registrants $.01 par value Common Stock outstanding.

     This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This Form 10-Q includes forward-looking statements including but not limited to those regarding future performance of the retail brands, the Companys ability to attain any particular level of sales or to be profitable in the future, the Companys ability to meet working capital requirements, the Companys ability to be in compliance with its loan agreement, and the Companys expectations regarding the sale of assets or its ability to achieve other strategic initiatives. These statements involve known and unknown risks and uncertainties that may cause the Companys actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Companys control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Companys filings with the Securities and Exchange Commission.


                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                               September 30, 1998



                                                                                              Page
                                                                                               No.

Part I - Financial Information

Item 1. Condensed Financial Statements (Unaudited)

        Balance Sheets as of September 30, 1998 and December 31, 1997                          4

        Statements of Operations for the Three and Nine Months Ended                           5
        September 30, 1998 and 1997

        Statements of Cash Flows for the Nine Months Ended                                     6
        September 30, 1998 and 1997

        Notes to Condensed  Financial Statements                                               7

Item 2. Managements Discussion and Analysis of Financial Condition and Results of
        Operations for the Three and Nine Months Ended September 30, 1998 and 1997             8

Part II - Other Information                                                                   12

Signature                                                                                     13


           Part I. FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements


                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                        September 30,       December 31,
                                                                                             1998               1997
                                                                                       -----------------   ----------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                                    $ 386            $ 6,465
     Restricted cash                                                                                500                  -
     Receivables from DowBrands                                                                       -                741
     Accounts receivable, net                                                                     9,929             15,943
     Inventories                                                                                  9,566             15,523
     Prepaid expenses and other current assets                                                      606                453
                                                                                       -----------------   ----------------

       Total current assets                                                                      20,987             39,125

Property, Plant and Equipment, Net                                                               17,921             19,131

Other Assets                                                                                         38                 70
                                                                                       -----------------   ----------------

     Total Assets                                                                              $ 38,946           $ 58,326
                                                                                       =================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                          $ 11,665           $ 14,592
     Accrued expenses                                                                             3,042              4,666
     Accrued salaries, wages and employee-related expenses                                        1,418              2,211
     Current portion of long-term debt                                                              550              1,612
     Payables to related parties                                                                      -                250
                                                                                       -----------------   ----------------

       Total current liabilities                                                                 16,675             23,331

     Long-Term Debt                                                                               7,779             23,546
     Related Party Obligations                                                                        -                500

     Stockholders' Equity
       Preferred stock, $.01 par value, 4,000,000 shares authorized:
          Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at September 30, 1998 and December 31, 1997.
            ($10.0 million liquidation preference)                                                8,500              8,500
          Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at September 30, 1998 and December 31, 1997.
            ($5.0 million liquidation preference)                                                 5,000              5,000
       Common stock, $.01 par value, 12,000,000 shares authorized,
            5,894,468 and 5,747,544 shares issued and outstanding at
            September 30, 1998 and December 31, 1997, respectively.                                  59                 57
       Additional paid-in-capital                                                                20,452             19,852
       Stock subscriptions receivable                                                               (50)               (50)
       Accumulated deficit                                                                      (19,469)           (22,410)
                                                                                       -----------------   ----------------

            Total stockholders' equity                                                           14,492             10,949
                                                                                       -----------------   ----------------

            Total Liabilities and Stockholders' Equity                                         $ 38,946           $ 58,326
                                                                                       =================   ================

                              See notes to financial statements


                                                  THE LAMAUR CORPORATION
                                            CONDENSED STATEMENTS OF OPERATIONS
                                           (In thousands, except per share data)
                                                        (Unaudited)


                                                                         Three Months Ended           Nine Months Ended
                                                                            September 30,               September 30,
                                                                      --------------------------  --------------------------
                                                                          1998         1997          1998          1997
                                                                      ------------- ------------  ------------ -------------
Net Sales                                                                  $15,004      $27,308       $57,481       $78,989

Net Sales to DowBrands                                                           -        4,684             -        12,732
                                                                      ------------- ------------  ------------ -------------

Total Net Sales                                                             15,004       31,992        57,481        91,721

Cost of Goods Sold                                                           8,966       18,441        33,433        53,825
                                                                      ------------- ------------  ------------ -------------

Gross Margin                                                                 6,038       13,551        24,048        37,896

Selling, General and Administrative Expenses                                 7,120       17,928        24,865        44,487
                                                                      ------------- ------------  ------------ -------------

Operating Loss                                                              (1,082)      (4,377)         (817)       (6,591)

Interest Expense                                                              (418)        (527)       (1,821)       (1,360)

Other Income                                                                    89           38           133           319

Gain on sale of professional salon brands                                    5,446            -         5,446             -
                                                                      ------------- ------------  ------------ -------------

Net Income (Loss)                                                            4,035       (4,866)        2,941        (7,632)

Dividends on Series B Preferred Stock                                         (100)        (100)         (300)         (300)
                                                                      ------------- ------------  ------------ -------------

Net Income (Loss) Available to Common Shareholders                          $3,935     $ (4,966)       $2,641      $ (7,932)
                                                                      ============= ============  ============ =============

Basic Income (Loss) per Common Share                                        $ 0.67      $ (0.87)       $ 0.45       $ (1.40)
                                                                      ============= ============  ============ =============

Average Number of Common Shares Outstanding - Basic                          5,888        5,699         5,839         5,674
                                                                      ============= ============  ============ =============

Diluted Income (Loss) per Common Share                                      $ 0.57      $ (0.87)       $ 0.41       $ (1.40)
                                                                      ============= ============  ============ =============

Average Number of Common Shares Outstanding - Diluted                        7,052        5,699         6,499         5,674
                                                                      ============= ============  ============ =============

               See notes to financial statements



                                                 THE LAMAUR CORPORATION
                                           CONDENSED STATEMENTS OF CASH FLOWS
                                                     (In thousands)
                                                       (Unaudited)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                    --------------------------------------
                                                                                          1998                1997
Cash Flows From Operating Activities:
Net income (loss)                                                                             $ 2,941            $ (7,632)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Gain on sale of professional salon brands                                             (5,446)                  -
         Utilization of DowBrands credits                                                           -              (1,125)
         Loss on disposal of assets                                                                 6                  44
         Depreciation and amortization                                                          1,537               1,182
         Effect of changes in:
              Receivables                                                                       6,630              (1,583)
              Inventories                                                                       1,675              (2,326)
              Prepaid expenses and other assets                                                  (153)             (4,376)
              Payables                                                                         (3,227)              7,084
              Accrued expenses                                                                 (2,668)             (3,232)
                                                                                    ------------------  ------------------

         Net cash provided by (used in) operating activities                                    1,295             (11,964)

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                                                  (575)             (2,296)
     Proceeds from sale of assets                                                              10,505                  16
                                                                                    ------------------  ------------------

         Net cash provided by (used in) investing activities                                    9,930              (2,280)

Cash Flows From Financing Activities:
     Borrowings (repayments) under revolving credit agreement, net                            (10,822)              6,214
     Borrowings of long-term debt                                                                   -               3,842
     Repayments of long-term debt                                                              (6,007)             (1,091)
     Proceeds from sales of common stock, net                                                      25                 132
     Payment of preferred dividends                                                                 -                (400)
                                                                                    ------------------  ------------------

         Net cash provided by (used in) financing activities                                  (16,804)              8,697
                                                                                    ------------------  ------------------

Net Decrease in Cash and Cash Equivalents                                                      (5,579)             (5,547)
Cash and Cash Equivalents at Beginning of Period                                                6,465              12,081
                                                                                    ==================  ==================
Cash and Cash Equivalents at End of Period                                                      $ 886             $ 6,534
                                                                                    ==================  ==================

               See notes to financial statements


                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.    ORGANIZATION AND OPERATIONS

     The Lamaur Corporation (the Company) develops, formulates, manufactures and markets personal hair care products, consisting of shampoos, conditioners, hair sprays and other styling aids for consumer hair care markets. In July 1998, the Company sold its professional salon brands and related inventory to Zotos International, Inc., a subsidiary of Shiseido Co., Ltd., Tokyo, Japan (Zotos) for net proceeds of $10.4 million of which $0.5 million is being held in escrow until January 31, 1999. In connection with this sale, the Company recorded a pre-tax gain of $5.4 million.


2.    SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed financial statements are unaudited and include all adjustments, which consist of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in The Lamaur Corporations Annual Report on Form 10-K for the year ended December 31, 1997. Results for interim periods are not necessarily indicative of results for the full year.

     Earnings Per Share Basic EPS is calculated using income or loss available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive outstanding items, such as options had been exercised. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. The following table sets forth the calculations of Basic and Diluted EPS for the three and nine months ended September 30, 1998 and 1997:


                                                                           Three Months Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                       ---------------------------------------------------------
                                                                       ---------------------------------------------------------
                                                                           1998          1997           1998           1997
                                                                       ------------- -------------  -------------- -------------
                                                                       ------------------------------------------- -------------
                                                                         (In thousands, except per share data)
Basic Earnings per Share:

Net Income (Loss)                                                           $ 4,035      $ (4,866)        $ 2,941      $ (7,632)
Less: Dividends on Series B Preferred Stock                                    (100)         (100)           (300)         (300)
                                                                       ------------- -------------  -------------- -------------
                                                                       ------------- -------------  -------------- -------------

Net Income (Loss) Available to Common Shareholders                        $ 3,935      $ (4,966)         $ 2,641       $ (7,932)
                                                                       ============= =============  ============== =============
                                                                       ============= =============  ============== =============

    Average Number of Common Shares Outstanding - Basic                       5,888         5,699           5,839         5,674
                                                                       ------------- -------------  -------------- -------------
                                                                       ------------- -------------  -------------- -------------

Basic Income (Loss) per Common Share                                         $ 0.67       $ (0.87)         $ 0.45       $ (1.40)
                                                                       ============= =============  ============== =============
                                                                       ============= =============  ============== =============

Diluted Earnings per Share:

Net Income (Loss)                                                           $ 4,035      $ (4,866)        $ 2,941      $ (7,632)
Less: Dividends on Series B Preferred Stock                                       -          (100)           (300)         (300)
                                                                       ------------- -------------  -------------- -------------
                                                                       ------------- -------------  -------------- -------------

Net Income (Loss) Available to Common Shareholders                        $ 4,035        $ (4,966)        $ 2,641     $ (7,932)
                                                                       ============= =============  ============== =============
                                                                       ============= =============  ============== =============

    Weighted Average Shares:
        Outstanding                                                           5,888         5,699           5,839         5,674
        Dilutive Shares Issuable in Connection with:
          Conversion of Series A Preferred Stock                                660             -             660             -
          Conversion of Series B Preferred Stock                                504             -               -             -
                                                                       ------------- -------------  -------------- -------------
                                                                       ------------- -------------  -------------- -------------

    Average Number of Common Shares Outstanding - Diluted                     7,052         5,699           6,499         5,674
                                                                       ------------- -------------  -------------- -------------
                                                                       ============= =============  ============== =============
Diluted Income (Loss) per Common Share                                       $ 0.57       $ (0.87)         $ 0.41       $ (1.40)
                                                                       ============= =============  ============== =============
                                                                       ============= =============  ============== =============


     Comprehensive  Income   Effective  January 1, 1998,  the  Company  adopted
Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. For the periods ended September 30, 1998 and 1997, the Company did not engage in transactions related to foreign currency translation, unrealized gains in securities, or minimum pension liability adjustments. Accordingly, comprehensive income equals net income.

     Disclosures About Segments of an Enterprise and Related Information In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, which is effective for the Company for the year ended December 31, 1998. SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a companys operating segments. Adoption of this statement will not impact the Companys financial position, results of operations or cash flows, and any effect will be limited to the form and content of disclosures.

     Reclassification    Certain   reclassifications  have  been  made  to  the
accompanying  prior year financial  statements in order to conform with the 1998
presentation.   These   reclassifications  have  no  effect  on  net  income  or
stockholders equity as previously reported.



     Inventories are stated at the lower of weighted average cost or market and include the following:


                                                             September 30,     December 31,
                                                                  1998               1997
                                                            -----------------  -----------------
                                                                       (In thousands)
Finished goods                                                       $ 4,360            $ 9,233

Work in process                                                           90                 93

Raw materials                                                          5,116              6,197
                                                            -----------------  -----------------

    Total                                                            $ 9,566           $ 15,523
                                                            =================  =================


     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

     Three months and nine months ended September 30, 1998 compared to the three months and nine months ended September 30, 1997.


     Net sales for the nine months ended September 30, 1998 were $57.5 million compared with $91.7 million for the same period in 1997, a decrease of $34.2 million or 37.3%. Net sales for the three months ended September 30, 1998 were $15.0 million compared with $32.0 million for the same period in 1997, a decrease of $17.0 million or 53.1%. The decrease in net sales for the nine and three months ended September 30, 1998 is principally due to the decline in sales of the Companys retail brands, the decline in sales of contract manufacturing as a result of the expiration of the manufacturing agreement with DowBrands in November 1997, and the decline in sales of the professional salon brands. There were no sales to DowBrands for the nine months or three months ended September 30, 1998 as compared with $12.7 million and $4.7 million, respectively, for the same periods in 1997. Style, Perma Soft, Salon Style, Color Soft, and Willow Lake (retail brands) had sales declines of $20.1 million, and the professional salon brands had sales declines of $5.2 million during the nine months ended September 30, 1998, and declines of $10.0 million, and $3.7 million, respectively, during the three months ended September 30, 1998 as compared with the same periods in 1997. Style, Perma Soft, and Salon Style have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these and the Companys other retail brands are likely to continue to decline but at a lesser rate. The decrease in net sales of the professional salon brands for the nine months and three months ended September 30, 1998 as compared with the same periods in 1997 is principally attributable to the sale of these brands to Zotos on July 31, 1998. Beginning in August 1998 and continuing for six months, the Company will manufacture these professional salon brands for Zotos. However, net sales from these brands will continue to decline as compared to 1997 since such brands may only be sold to Zotos and are sold on a contract basis which provides for a lower markup over cost.

     Gross margin as a percentage of net sales was 41.8% for the nine months ended September 30, 1998, as compared with 41.3% for the same period in 1997. Gross margin as a percentage of net sales was 40.2% for the three months ended September 30, 1998 as compared with 42.4% for the same period in 1997. The reduction in gross margin as a percentage of net sales for the three months ended September 30, 1998 was principally due to the sale of lower-margin promotional merchandise for the Willow Lake line.

     Selling, general and administrative (SG&A) expenses were $24.9 million or 43.3% of net sales for the nine months ended September 30, 1998, as compared with $44.5 million or 48.5% of net sales for the same period last year, a decrease of $19.6 million. SG&A expenses were $7.1 million or 47.5% of net sales for the three months ended September 30, 1998, as compared with $17.9 million or 56.0% of net sales for the same period last year, a decrease of $10.8 million. The decreases are principally attributed to reduced marketing expenses of $16.3 million and $8.9 million for the nine and three months ended September 30, 1998, respectively, and reduced freight and brokerage as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Companys cost cutting efforts and the sale of the professional salon brands to Zotos. In 1997 the Company increased its marketing to support the launch of Willow Lake, and in 1998 such support was substantially reduced. In addition the Company has reduced marketing expenditures for other brands which have continued to experience sales declines. The lower level of marketing support in 1998 is a result of the Companys limited working capital. Because of the Companys limited working capital and the competitive environment for hair care products there can be no assurance concerning the future performance of Willow Lake and other brands or the Companys ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing.

     Interest expense increased to $1.8 million for the nine months ended September 30, 1998, as compared with $1.4 million in the same period last year. The increase is principally due to the increased fees and interest rates charged by Norwest Business Credit, Inc. (Norwest) in conjunction with certain loan amendments and the pay down of the loan in July 1998, as well as interest on certain past due accounts payable. Interest expense decreased to $0.4 million for the three months ended September 30, 1998 as compared with $0.5 million in the same period last year. This decrease is due in part to lower borrowings under the Companys revolving line of credit and term loan facility with Norwest. In July 1998, the Company used a portion of the proceeds from the sale of its professional salon brands to Zotos to pay down its revolving line of credit and term loan facility.

     On July 31, 1998, the Company sold its professional salon brands, including trade names and inventory ($4.3 million) for net proceeds of $10.4 million to Zotos.This transaction resulted in a pre-tax gain of approximately $5.4 million.

     As a result of the foregoing factors, the net income for the nine and three months ended September 30, 1998 was $2.9 million and $4.0 million compared to net losses of $7.6 million and $4.9 million for the same periods in 1997.

Liquidity and Capital Resources

     The Companys net working capital decreased by $11.5 million, from $15.8 million at December 31, 1997 to $4.3 million at September 30, 1998.

     As of September 30, 1998, the amounts outstanding under the Companys revolving and term loan facilities were $6.8 million and $0.3 million, respectively, as compared with $17.7 million and $6.2 million, respectively, as of December 31, 1997. On July 31, 1998, the Company used a portion of the $10.4 million net proceeds from the sale of its professional salon brands to pay down its revolving line of credit and term loan facility. In addition, in April 1998 the Company reduced its investments in US Treasury Securities from approximately $4.3 million to zero in accordance with the March 31, 1998 Amended Loan Agreement with Norwest. These funds were used to pay down the revolving loan facility. The amendment also provided for setting 1998 financial covenants on the credit facility and increased the interest rate on the revolving line of credit from 1.5% to 2.5% above the base rate and increased the interest rate on the term loan from 1.75% to 2.75% above the base rate. The interest rates on the loans are variable and are tied to Norwest Banks base rate which was 8.25 % at September 30, 1998. As of September 30, 1998, the interest rates on the revolving line of credit and the term loan facility were 10.75% and 11.0%, respectively. In addition, Norwest lowered the advance rates on eligible receivables by five percentage points and eligible inventory by six percentage points. The revolving line of credit is secured by all of the assets of the Company and is payable in full by November 15, 2000. As of September 30, 1998 the Company was in compliance with its financial loan covenants. While the Company expects to remain in compliance with such covenants, no assurance can be given that such compliance will continue.

     In October 1998, the Company entered into an amendment to its credit and security agreements with Norwest which provided for an additional advance to the Company of approximately $2.0 million. The advance is secured by the Companys real estate. The interest rate on the real estate note is variable and is 2.75% above the banks base rate. The principal is due upon demand and is payable in full by April 16, 1999. The Company incurred a fee of $75,000 in conjunction with this loan amendment.

     In March 1998, Intertec Holdings, L.P. purchased 109,581 shares of the Companys common stock at $8.00 per share under a stock purchase agreement entered into in March 1996 between the Company and Intertec Holdings, L.P.. This stock purchase fulfills the obligation of Intertec Holdings, L.P. to purchase a total of 146,107 shares under the agreement. With the issuance of these shares, the Company paid the remaining balance of $750,000 on a note payable to Intertec Holdings, L.P.. This note was for a license fee for proprietary technology purchased from Intertec Ltd., a limited partnership controlled by the Companys Chairman of the Board.

     On July 31, 1998 the Company sold its professional salon brands, including trade names and inventory ($4.3 million) for net proceeds of $10.4 million. A portion of the selling price, $0.5 million, will be held in an escrow account for six months in order to provide funds for product returns and indemnity payments that the Company may become obligated to make to Zotos. The proceeds from this sale were used to pay down a portion of the Companys loan facility with Norwest, reduce past due obligations to other creditors and for working capital.
     Total accounts payable exceeding their normal payment terms were approximately $6.6 million as of September 30, 1998. Because the Company has announced its intent to obtain financing, and or establish an alliance through a merger or additional sale of assets, major trade creditors and other creditors have extended their normal terms to allow the Company additional time to make payments. In August 1998, the Company used a portion of the proceeds from the sale of its professional salon brands to reduce its extended accounts payable. The Company is operating its business to preserve working capital in order to pay the Companys current and extended obligations. To date the Company has been able to make timely shipments to its customers.

     As of September 30, 1998, the Company was $500,000 in arrears on the payment of dividends on its Series B preferred stock. The preferred stock provides for an annual dividend of $400,000, payable in quarterly installments.

     The Companys ability to continue operations is dependent upon obtaining additional financing, which could occur as the result of a sale or a restructuring and refinancing of its manufacturing operation. The Company is actively pursuing these alternatives. No assurance can be given as to the timing of such financing or that a financing will be concluded. The Company is developing plans to restructure and continue its Retail operations. No assurance can be given that such restructuring will be successfully accomplished.

Year 2000 Compliance

     Many computer systems were not designed to properly handle dates beyond the year 1999. Additionally, these systems may not properly handle certain dates in 1999. Failure to process dates properly could result in failure or disruption of the Companys information systems and/or processing equipment. To be Year 2000 compliant, computer systems must correctly process dates before and after the Year 2000, recognize the Year 2000 as a leap year, accept and display dates unambiguously and correctly process dates for non-date functions such as archiving.

     Disruptions to the Companys operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with the Company due to Year 2000 issues. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies such as customs, and shipping organizations) will be critical to the Companys ability to avoid disruption of its operations.

     The Company has determined that it would be required to replace or modify portions of its business application software so that its computer systems would properly utilize dates beyond December 31, 1999. As a result, the Company has been modifying its computer information systems to ensure the proper processing of transactions relating to the Year 2000 and beyond. The Company is also reviewing its computer-dependent manufacturing activities to determine the necessary hardware and software changes. The Company intends to use internal resources to implement, replace and test software and related assets affected by the Year 2000 issue.

     The Company will be working with key suppliers and customers to determine whether the suppliers operations and the products and services that they provide are Year 2000 capable or to monitor their progress toward Year 2000 compliance.

     The Company will perform remediation procedures concurrent with its assessment planning. The Company currently believes that the remediation costs of the Year 2000 issue will not be material to the Companys results of operations or financial position. Cumulatively through September 30, 1998 the Company has not incurred a material amount of remediation expenses. While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in adequately addressing Year 2000 issues, or a failure to fully identify all Year 2000 dependencies in the Companys systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the production, delivery or sale of products. In addition, time and cost estimates are based on currently available information and are managements best estimates. However, there is no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise. The Company intends to complete the contingency planning phase of its Year 2000 readiness in the first half of 1999.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Companys 1998 Proxy Statement. Plaintiffs seek injunctive relief, damages, a recission of all actions approved at the November 2, 1998 Annual Meeting and a revised Proxy Statement.

     The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders.

Item 2.   Changes in Securities and Use of Proceeds.

     None.

Item 3.   Defaults Upon Senior Securities.

     On September 30, 1998, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $500,000.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None.

Item 5.   Other Information.

     On October 2, 1998 the Company reported in its Proxy Statement that the Audit Committee retained former Supreme Court Judge Charles Renfrew as Independent Counsel to review Officers, Directors and Related Party Transactions. Based upon his review the Judge reported no wrongdoing.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)      Exhibits.

                      27.1 Financial Data Schedule

          (b)      Reports on Form 8-K.

     On August 17, 1998 the Company filed a report on Form 8-K reporting under Item number 2 that on July 31, 1998, the Registrant sold its professional salon brands to Zotos for $11.0 million. Included in this Form 8-K were financial statements and exhibits reported under Item 7.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             THE LAMAUR CORPORATION
                                  (Registrant)




                                   __________________________________________
DATE:  November 16, 1998           /s/    John D. Hellmann
                                   Vice President - Finance and Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)