Form 10-K
period 1998-12-31
LAMAUR CORP
filed 1999-04-02
CIK 1011154

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

                                 [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 [X] Yes [ ] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 24, 1999 was approximately $0.9 million. This number is calculated by excluding all shares held by directors, Intertec Holdings, L.P. and DowBrands Inc. without conceding that all such persons or entities are affiliates of registrant.

As  of  March  24,  1999,  there  were  7,309,561   outstanding  shares  of  the
registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part III: Portions of Proxy Statement for 1999 annual meeting of stockholders

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

Corporate functions, including financial and legal services, as well as corporate development, investor relations, science and technology, are managed at the Company's headquarters in Mill Valley, California. Through its Lamaur Division based in Fridley, Minnesota, the Company operates three operating segments, the Retail Group, the Salon Group, and the Custom Manufacturing Group. As the Retail and Salon Groups have similar economic characteristics, they have been aggregated into one reportable segment called the Retail and Salon Group. The Retail and Salon Group develops, formulates, manufactures, and markets personal hair care products consisting of shampoos, conditioners, hair sprays, and other styling aids, for the consumer market and until July 1998, for the professional hair care market. The Company's Custom Manufacturing Group develops, formulates, and manufactures for third parties a variety of aerosol and other liquid products, consisting of hair care, personal care, and household products.

As a result of the Company's economic difficulty, it has retained investment bankers and, with their assistance, has been actively pursuing strategic transactions in order to satisfy the needs of its creditors and to rationalize the business going forward. In July of 1998 the Company sold its Salon brands to a subsidiary of Shiseido for net proceeds of $10.0 million. The net proceeds were used primarily to pay down borrowings under the Company's credit agreement, to pay down extended accounts payable, and for operations. To satisfy its obligations to creditors and improve its financial condition, the Company is continuing to restructure operations to reduce expenses and is actively pursuing a buyer for the manufacturing operations and related assets. A final decision as to whether to sell the manufacturing operations and related assets will depend upon receiving offers, analysis of the economics of those offers, and may require shareholder approval. The Company continues to experience declining revenues and corresponding cash shortfalls. Without additional financing and restructuring, no assurance can be given that the Company can continue as a going concern.

The Company has conducted early stages of research and development of Electronic Chemistry, a new hair styling concept which is intended to combine electronics and chemicals to create new products designed to color, style and condition hair quickly, without the damaging side effects often experienced with most chemical-based hair styling products. Because of budget constraints the Company substantially discontinued activity related to advanced technology development in 1998. Until sufficient financial resources can be obtained from operations or from capital, efforts related to advanced technology will be limited to completing the prosecution of the Company patents and to exploring opportunities with prospective licensees. In 1999 an additional Electronic Chemistry patent was issued to the Company.

The Company's Retail and Salon Group product lines are sold through mass retail outlets under the premium-priced Willow Lake, Perma Soft and Color Soft, mid-priced Salon Style and value-priced Style and Style Natural Reflections brand names ("Retail Brands"). Most product lines contain a wide assortment of shampoos, conditioners and styling products positioned towards distinct consumer segments. In addition, until July 1998, a full line of high quality, premium-priced products including shampoos, conditioners, hair sprays, perms and a variety of other styling aids were sold to the professional salon and specialty shops under the Nucleic A, Apple Pectin, Apple Pectin Naturals, Vita/E and Pativa brand names ("Salon Brands").

During 1998, sales by the Retail and Salon Group accounted for 75.9% of the Company's total net sales, and were made to mass merchandisers, food stores, drug stores, professional salons, specialty outlets, and others by a combination of the Company's direct sales force and a network of independent brokers. Sales by the Custom Manufacturing Group accounted for 24.1% of the Company's total net sales for the same period.

During 1998, the Company focused a substantial portion of its marketing efforts to the growing naturals product segment of the market; however, all retail brands experienced significant sales declines from the previous year, including Style down 31%, Perma Soft down 79%, Willow Lake down 21%, and Salon Style down 61%.

The Company's net loss for 1998 of approximately $0.2 million was principally due to lower than expected revenues from retail brands discussed above which had a negative impact on revenues, earnings, overhead allocation and cash flow. The operating loss was substantially offset by the gain from the sale of the Company's Salon Brands to Shiseido.

In 1998, as a result of the expired Manufacturing Agreement with DowBrands in November 1997, lower Retail Brand sales and the sale of its Salon Brands previously discussed, the Company restructured its operations by eliminating positions in the sales, marketing, production, administrative and management areas. On February 28, 1999, the Company had 225 employees compared with 323 on February 28, 1998.

The Company was out of compliance with the financial loan covenants of its credit agreement at December 31, 1998. The Company has received a waiver from Norwest Business Credit ("Norwest") in regard to these covenants. In conjunction with receiving a waiver, the Company has renegotiated the terms and covenants of the loan agreement with Norwest on March 12, 1999. Although the Company is in compliance, no assurances can be given that the Company will continue to remain in compliance.

On March 16, 1998, the Company retained the investment banking firm of McCabe, Mintz & Company, L.L.C. ("MMC") to assist in evaluating various strategic alternatives seeking to satisfy the needs of creditors and enhance stockholder value. These alternatives include a sale of the Company or selected assets, a business combination, strategic alliance, or merger with a third party. This process resulted in the sale of the Company's Salon Brands to Shiseido in July of 1998 for net proceeds of $10.0 million. The Company continues to experience financial difficulty and liquidity problems and to satisfy creditors may sell its manufacturing operations and related assets and/or its retail assets. No assurance can be given as to whether any further transactions will be consummated.


Investment Considerations

The Company has a limited operating history evolving from its development stage in 1995 by acquiring the operations of the Personal Care Division of DowBrands. The Personal Care Division had experienced nine consecutive years of losses and new management's efforts to turn around operations have not been successful to date. No assurance can be given that the Company will have earnings in future periods. The Company will require additional financing to fund its term loan pay off, and to satisfy the Company's projected working capital for 1999, and to reduce its extended aged payables which at December 31, 1998 were approximately $6.0 million. A portion of the working capital would be used to support a new retail brand marketing strategy and to introduce new brands without which the Company will not be successful. Additional working capital may not be available, and the absence of such working capital has had and will continue to have a material adverse impact on the Company. The price of the Company's Common Stock went below $1.00 per share for an extended period, and in accordance with Nasdaq listing requirements, the Company's shares were delisted in February of 1999. No assurance can be given that the shares will be relisted on Nasdaq or any other national exchange.

In March 1998, the Company retained the investment banking firm of McCabe, Mintz & Company, L.L.C. to explore strategic alternatives to maximize stockholder value. In 1998, the Company reported losses. Revenues for future periods are not expected to generate sufficient cash to meet the Company's current operating needs and to satisfy its extended obligations. To address the cash requirements, MMC, in conjunction with management, identified potential acquirers of some or all of the assets of the Company and has sought bids or other proposals from such parties. On July 31, 1998 the Company sold to Shiseido Co. Ltd.'s subsidiary, Zotos International, Inc. ("Zotos"), its professional salon brands and related inventory for net proceeds of $10.0 million. The net proceeds were used primarily to pay down borrowings under the Company's credit agreement, to pay down extended accounts payable, and for operations.

The Company currently intends to continue its retail business, selling branded products to traditional mass, food and drug retailers. The Company's Willow Lake brand of shampoos, conditioners and styling aids, launched in 1997, accounts for approximately 40.2% of Retail and Salon Group net sales. The Company believes that the Willow Lake product line, properly supported, may provide the foundation upon which additional products can be added such as skin care products. In addition to revenues from the Company's other or new retail brands, future growth may come from acquisition or licensing of other products in the niche segment of the personal care market. The Company also is considering plans to sell or continue its manufacturing operations on a contract basis.

Management believes that there could be an opportunity for a future return to stockholders through reorganized operations. However, to satisfy its obligations to creditors, the Company is actively exploring additional asset sales and will consider offers to acquire all of the Company's assets or outstanding shares of the Company's stock through a merger, acquisition or tender offer. Based on information currently available, the Company believes that a sale of additional assets is likely, and it is currently anticipated that the Company's manufacturing operations and related assets in Fridley, Minnesota may be sold. An important factor in any decision to pursue this plan is the price that the Company might receive for its manufacturing operations and related assets and/or its Retail assets.

If the Company determines that a sale of all of its assets (i.e., both the plant and retail assets) would be in the best interests of the Company, its creditors and its stockholders, it is anticipated that a plan of liquidation would be proposed to stockholders. The preferred stockholders are entitled in a liquidation to a preference of approximately $15 million before any payment may be made to the holders of Common Stock. Based upon discussions to date, there will be less than $15 million available for distribution to the preferred stockholders if all of the assets are sold currently. Therefore, unless the preferred stockholders waive this right or convert to common, no distribution would be available to common stockholders if such a liquidation were to occur.

No assurance can be given that management and the Board will continue to carry out its plan for reorganized operations or that if the plan is pursued that the Company will be successful in carrying out this plan or that the Company will not determine based upon future offers that it is in the best interests of the Company, its creditors and its stockholders to sell the retail assets as well as the manufacturing operations and related assets. No assurance can be given that any asset sales will occur or will occur on terms favorable to the Company.

The Company finances its ongoing operations through its credit agreement with Norwest Business Credit, its primary lender and by extended terms from its creditors. The Company was out of compliance with the financial loan covenants of its credit agreement at December 31, 1998. The Company has received a waiver from Norwest in regards to these covenants. In conjunction with receiving a waiver, the Company has renegotiated the terms and covenants of the loan agreement with Norwest on March 12, 1999. Although the Company is in compliance, no assurances can be given that the Company will continue to remain in compliance. Norwest holds a security interest in substantially all of the Company's assets, including cash.


Products

The Company formulates and manufactures a broad range of hair care product lines, marketed under several distinct brand names. Product lines sold through consumer retail outlets include Willow Lake, Perma Soft, Color Soft, Salon Style, Style and Style Natural Reflections (Retail Brands). Most lines contain a broad assortment of shampoos, conditioners, and styling products. Until July 1998 product lines used by stylists and sold by salons and beauty supply stores throughout the United States and in Canada included shampoos, conditioners, hair sprays, perms and a variety of styling aids sold under the Pativa, Nucleic A, Nucleic A Botanicals, Apple Pectin, Apple Pectin Naturals and Vita/E brand names (Salon Brands). In addition, the Company's Custom Manufacturing Group develops, formulates, and manufactures for third parties a variety of aerosol and other liquid products, consisting of hair care, personal care, and household products.

The following table sets forth the Company's principal brands and products sold within each brand by the Retail and Salon Group during 1998:


                                                             Retail Brands
Brand                                        Shampoos and Conditioners                      Styling Aids and Perms

Willow Lake...................     Cherry   Bark  &   Irish   Moss   Conditioning   Raspberry  &  Vitamin E  Non-Aero  Hair
                                   Shampoo;  Citrus & Rosemary Shampoo;  Lavender   Spray;   White  Lily  &  Jasmine   Hair
                                   & Mint  Shampoo;  Witch  Hazel  &  Honeysuckle   Spray;  Aloe & Clover  Blossom  Mousse;
                                   Shampoo;  Hops, Apricot & Almond  Conditioner;   Rosehips  &  Ivy  Spray   Gel;   Orange
                                   Sunflower,   Honey  &  Hibiscus   Conditioner;   Blossom & Clove Spritz
                                   Vitamin  E,  Carrot  Extract  &  Milk  Protein
                                   Conditioner
Perma Soft....................     Revitalizing  Shampoo,  Moisturizing  Shampoo,   Aerosol  Hair  Sprays,   Mousse,   Gel,
                                   Extra Body Shampoo,  Shampoo Plus Conditioner,   Frizz Control Cream
                                   Revitalizing     Conditioner,     Moisturizing
                                   Conditioner,     Extra    Body    Conditioner,
                                   Moisturizing Mist Conditioner
Color Soft....................     Daily    Cleansing    Shampoo;    Moisturizing   Aerosol   Finishing   Spray;    Styling
                                   Shampoo;     Clean    Rinsing     Conditioner;   Mousse; Spray Gel
                                   Moisturizing Conditioner; Spray-On Conditioner
Salon Style...................     Moisture  Potion  Shampoo,  Therapy  Shampoo,   Hair Sprays (aerosol and  non-aerosol),
                                   Strengthening  Shampoo,   NutriShine  Shampoo,   Spray Gel, Body Boost Mousse
                                   Botanical   Conditioner,    Moisture   Potion
                                   Conditioner,   Detangling  Conditioner,  Hydro
                                   Balance Deep Conditioner
Style.........................     Moisturizing  Shampoo,   Extra  Body  Shampoo,   Hair Sprays (aerosol and  non-aerosol),
                                   Regular    Shampoo,     Strawberry    Shampoo,   Gel, Mousse,  Dry Style Hair Spray for
                                   Nourishing Shampoo,  Coconut & Papaya Shampoo,   Men (aerosol)
                                   Rainwater Shampoo;  Moisturizing  Conditioner,
                                   Extra Body Conditioner,  Regular  Conditioner,
                                   Strawberry   Conditioner,   Deep  Conditioning
                                   Conditioner,   Coconut &  Papaya  Conditioner;
                                   Rainwater   Conditioner;   Style  Plus  Extra
                                   Conditioning Shampoo and Conditioner In-One
Style Natural Reflections.....     Clarifying   Shampoo;    Volumizing   Shampoo;
                                   Moisturizing    Shampoo;    Daily    Finishing
                                   Conditioner;      Volumizing      Conditioner;
                                   Moisturizing Conditioner

                                             Salon Brands Until July 1998 (1)

Brand                                        Shampoos and Conditioners                      Styling Aids and Perms

Pativa........................     Curl  Cleanse  Shampoo,   Volumizing   Cleanse   Mousse,     Spritz,    Design    Creme,
                                   Shampoo,    Moisturizing    Cleanse   Shampoo,   Alternative Wave (Normal),  Alternative
                                   Purifying     Cleanse,     Curl    Revitalizer   Wave (Tinted),  Sprae  Concentrate Hair
                                   Conditioner,  Leave-In Fortifier, Moisturizing   Spray
                                   Rinse,  Purifying  Rinse,   Replenishing  Hair
                                   Masque
Nucleic A.....................     Body Plus  Shampoo,  Proteplex  Shampoos and     Botanicals Hair Spray, Glaz Gel
                                   Conditioner
Apple Pectin ..................    Shampoo    and    Conditioner,    Moisturizing   Moisturizing  Hair  Spray,  Acid  Perm,
                                   Shampoo,      ScentSates     Shampoos     and    Apple  Pectin  Plus  Perm,  Ten-Minute
                                   Conditioners,  Apple Pectin Plus  Shampoo and    Wave, Ultra Hold Mousse, Styling Creme
                                   Conditioner in One
Apple Pectin  Naturals.........    Witch Hazel & Honeysuckle Shampoo,  Irish Moss   Gel, Mousse, Spritz, Hair Spray
                                   & Cherry Bark  Shampoo;  Rosemary & Grapefruit
                                   Shampoo;     Hops,    Apricots    &    Almonds
                                   Conditioner;   Sunflower,   Honey  &  Hibiscus
                                   Conditioner;  Milk Protein,  Carrot  Extract &
                                   Vitamin E  Conditioner;  Peppermint & Lavender
                                   Bath & Body Wash
Vita/E ........................    Shampoo, Conditioners                            Perm,   Hair  Spray,   Ultrahold   Hair
                                                                                    Spray,  Unscented  Hair Spray,  Maximum
                                                                                    Hold     Hair     Spray,     Ultra-hold
                                                                                    Concentrate Hair Spray

Other Salon Products...........    Lamaur    Moisturizing    Shampoo,    Lamaur     Natural Woman Hair Spray, CO-A Perm,
                                   Smoothing Shampoo, Bone Marrow Conditioners      CO-A Kinetics Perm,  Lamaur Inception
                                                                                    Thio-Free  Perm,  Strata  Perm,  Gamma
                                                                                    pHactor  Wave  Set  and   Concentrate,
                                                                                    Beauti-Lac  Hair Spray,  Stylac  Hair
                                                                                    Spray,   Sprayage  Hair  Spray,   Body
                                                                                    Plus  Mousse,  Axiom  Perm,  Body for
                                                                                    Sure   Perm,   Lamaur   Straightening
                                                                                    Balm,  Lamaur  Sealing Spray,  Lamaur
                                                                                    Plus Styling Spray


(1) Salon Brands were sold to a division of Shiseido for net proceeds of $10.0 million in July of 1998.

Willow Lake, a premium priced retail hair care product of shampoos, conditioners and styling aids is the Company's entry in the "naturals" segment of the hair care category. Perma Soft, a premium-priced retail product line, is intended to meet the needs of a segment of consumers who use permanent wave products. Color Soft was developed and marketed for consumers who color treat their hair. Salon Style is a line of mid-priced shampoos, conditioners, and styling aids targeted toward the salon segment of the retail market. Style is the Company's "value priced" brand, intended for use by the entire family. Style Natural Reflections is a "mid-priced" entry in the "naturals" segment.

The Apple Pectin Naturals product line was positioned as "natural" products for the professional market. Apple Pectin is based on the use of pectin from apples as a key ingredient in the products. Pativa is a line of professional salon shampoos, conditioners and styling products distributed by exclusive dealers to full-service salons. Vita/E products contain vitamin E, a natural antioxidant which protects the hair and prevents color fading. Nucleic A is a full line of salon products prescribed to meet hair care needs.

The following table sets forth certain information concerning the Company's net sales by operating segment in each of the last three fiscal years:


                                1998                              1997                              1996
                     --------------------------------  -------------------------------   ---------------------------
                                                              (In thousands)
Retail and
Salon Group (1)         $ 56,216        75.9  %           $ 93,098       78.6  %            $ 86,265       73.7  %

Custom Manufacturing
Group (2)                 17,827        24.1                25,377       21.4                 30,818       26.3
                    --------------- ----------------  --------------- ---------------   --------------- ------------

Total:                  $ 74,043       100.0  %          $ 118,475      100.0  %           $ 117,083      100.0  %
                   =============== ================  =============== ===============   =============== =============


(1) 1998 Salon revenues are for seven months due to the sale of the Salon Brands in July 1998.
(2) Custom Manufacturing Group sales included sales to DowBrands of $0.0 million, $16.4 million and $22.2 million in each of the years ended December 31, 1998, 1997 and 1996, respectively. In November 1997, the Manufacturing Agreement with DowBrands expired.


Marketing and Distribution

The Company's Retail and Salon Group sales are made to mass merchandisers, food stores, drug stores and other retail outlets as well as to wholesalers who service retail outlets, and until July 1998 to the professional market, including sales to distributors who then sell to professional salons and specialty outlets. Sales for the Retail and Salon Group are carried out through a combination of the Company's own sales force and independent brokers.

The Company currently maintains more than 300 active customer accounts and in 1998 no customer other than Wal-Mart accounted for more than 10% of the Company's total net sales. Wal-Mart accounted for 21%, 15% and 17% of the Company's total net sales in each of 1998, 1997 and 1996, respectively. DowBrands, whose manufacturing agreement expired in 1997, accounted for 0%, 14% and 19% of the Company's total net sales in each of 1998, 1997 and 1996, respectively. The loss of sales to Wal-Mart or other significant customers would have a material adverse effect on the business and operations of the Company. There are no contractual obligations from any customers to make continuing purchases from the Company.

The Company promotes sales of its products utilizing advertising, consumer promotions and merchandising support programs. During the years ended December 31, 1998, 1997 and 1996, the Company's marketing support expense was approximately $14.0 million, $43.7 million and $23.8 million, respectively. The significant decrease in these expenses from 1997 was principally due to the launch of the Company's new premium-priced brand, Willow Lake in 1997 and revenue and working capital shortfalls in 1998.

The Company anticipates a need to increase expenditures in connection with its marketing activities, and will require additional financial resources to fund those activities. The Company's strategy in 1999 is to focus its limited resources to support the Willow Lake brand with advertising and consumer promotion and to provide maintenance promotional support behind the other retail brands.


Research and Development

The Company continuously engages in the development of new products and improvements to its existing formulations. The Company relies principally on the experience of its staff in connection with formulating new products. The Company believes its research and development efforts are enhanced by the availability of its on-site salon, which is fully equipped to permit the testing of new products. The Company also maintains a laboratory, quality assurance and quality control facilities.

Manufacturing and Supply

All the Company's manufacturing, packaging, and warehousing operations are located in a 475,000 square foot facility in Fridley, Minnesota. The production area comprises 135,000 square feet and includes formula compounding areas, quality control laboratories, multiple fully-automated, high speed aerosol and liquid filling lines and state-of-the-art packaging facilities. The compounding or mixing department utilizes a combination of manual and fully-automated batch processing systems. A portion of the aerosol batching is controlled by an automated computer-driven blending system which has significantly improved efficiencies and product integrity. The high speed fully-automated packaging equipment used for both liquid filling and aerosol lines runs at speeds of up to 300 containers per minute. The Company has substantial excess production capacity, which results in a high fixed overhead and contributes to unprofitable operations. The Company is considering selling its manufacturing operations and related assets and outsourcing production of its retail brands.

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

Because of financial difficulty the Company has extended payables to vendors of approximately $6 million and, in some cases, supply is provided on a cash-on-delivery basis. Should the past due accounts not be reduced, supply of materials could be discontinued. The Company is working with its vendors and working on capital programs to resolve aged payables. No assurance can be given, however, that payments can be made or that production will not be interrupted, which would have a material adverse effect on the Company.

The Company uses tank railcars to transport certain high volume raw materials. Trucks are used to transfer smaller volume raw material requirements as well as packaging components such as aerosol cans, plastic bottles and caps, and corrugated shipping containers. A separate tank farm for above-ground bulk storage of chemicals and aerosol propellants is located in a secured area outside of the plant. The Company maintains inventory of raw materials and packaging materials as well as certain finished goods in its on-site 265,000 square foot warehouse. Finished goods inventory is warehoused for distribution throughout the United States at the Company's on-site warehouse, but products produced for third parties are in most cases immediately released to third-party warehouses and do not remain on the Fridley site as inventory. As many as twelve over-the-road truck trailers can be loaded and unloaded in the plant's warehousing and shipping area at one time.

Custom manufacturing of hair care aerosol sprays and liquid products for third parties, particularly with respect to the production of aerosol spray products utilizing the Company's automated high speed production lines, has contributed 24.1%, 21.4%, and 26.3% to the Company's net sales in 1998, 1997, and 1996, respectively.

The Company maintains a strict quality control system to monitor the quality of its products. The quality control laboratory is well equipped and capable of conducting both micro and analytical testing. The Company also maintains product liability insurance at levels it believes to be adequate.


Government Regulation

The Company's manufacturing and packaging operations are subject to a wide range of federal, state, and local regulations. These regulations include the applicable cosmetic purity and labeling requirements prescribed by the Federal Food, Drug and Cosmetic Act, the applicable labeling provisions of the Fair Packaging and Labeling Act, the discharge, handling and disposal of hazardous wastes regulations contained in applicable environmental laws, and the plant and laboratory safety requirements of various applicable occupational safety and health laws. Existing and future aerosol-based products are also expected to be subject to state and, possibly, federal standards relating to permissible levels of volatile organic compounds. While there will be related capital investment, the Company does not expect that compliance with those standards will adversely affect its revenues or costs in 1999. The Company is also subject to federal regulations concerning the content of its advertising, trade practices, and certain other matters.

DowBrands Inc. has agreed, for a period of eight years from November 15, 1995, (but only until May 15, 1996, with respect to asbestos related matters, if any) to indemnify the Company against environmental liabilities in excess of $150,000 arising at the Fridley facility from events that occurred prior to the acquisition.

Regulatory agencies continue to monitor activities related to the Company's products, and no assurance can be given that additional regulatory requirements will not be enacted.

Patents and Trademarks

The Company markets its products under a number of trademarks and trade names that are registered in the United States and several foreign countries. The Company will seek to register significant trademarks and trade names if and when it commences operations or marketing activities in other foreign countries. Principal trademarks of the Retail Brands include Willow Lake, Perma Soft, Color Soft, Salon Style, Style and Style Natural Reflections. The Salon Brands trademarks, including Pativa, Nucleic A, Apple Pectin, Apple Pectin Naturals, and Vita/E, were sold to Shiseido in July of 1998. The Company believes its position in the marketplace is significantly dependent upon the goodwill engendered by its trademarks and trade names, and therefore considers trademark protection to be material to its business. Although the Company owns certain patents, its business is not materially dependent upon any patent, license, franchise, or concession, whether owned by or licensed to the Company.

The Company believes that protection of its proprietary technology (which includes certain technology licensed from an affiliate) and know-how is important to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with all its critical employees, as well as by limiting the availability of certain critical information to a small number of key employees. To date, it has obtained the rights, pursuant to an exclusive license, to cosmetic hair care applications of the technology reflected in a United States patent (No. 5,395,490, issued to Messrs. Don Hoff and Joseph Stiley in March 1995, and expiring in March 2012) and (No. 5,858,179, issued to Dr. Rich Loda in January
1999) that it believes is important to the protection of the core technology underlying its research activities. Mr. Hoff, Chairman and Chief Executive Officer, and Mr. Stiley, Director and one of the Company's co-inventors of the Electronic Chemistry technology, are affiliates of the Company. The Company believes that its patents, which contain claims relating to the method of applying electronic signals at frequencies determined by the natural characteristics of a material in order to alter certain molecular bonds in that material, as well as change the characteristics of certain chemical components, provide broad coverage, and hence significant protection, for its proprietary technology; however, there can be no assurance that this will be the case. Moreover, the Company currently has no patent protection for its technology outside the United States, and may be unable to obtain even limited protection for its proprietary technology in foreign countries.


Competition

The markets for the Company's products are very competitive and sensitive to changing consumer needs and preferences. They are characterized by frequent introductions of new competitive products, often accompanied by major advertising and promotional activities.

There have been significant changes in the personal care products market in the last 24 months. The cost of goods and marketing expense in the hair care products market has been rising steadily for several years. The result has been an erosion in profit margins among the industry's competitors generally. Consequently, the hair care industry has been experiencing both a consolidation in the number of competitors as well as retailers.

The Company competes primarily on the basis of product quality, price, marketing, and brand name recognition. As a result of competitive conditions in the industry which have adversely affected profit margins and growing consumer demand for greater product convenience and performance, the industry has been experiencing a consolidation and a globalization in the activities of its members. The hair care products market is dominated by large, multi-national corporations, all of which compete with the Company and have greater financial and other resources than those of the Company. Principal competitors include The Procter & Gamble Company, Unilever N.V., Bristol-Myers Squibb Company (Clairol), L'Oreal S.A. and Alberto-Culver Company.


Personnel

The Company employed 225 persons as of February 28, 1999. None of the Company's employees is a member of a labor union. The Company considers its relationship with its employees to be good.

Item 2.  PROPERTIES

The Company owns its facility in Fridley, Minnesota, near Minneapolis. This facility contains administrative, laboratory, production and warehousing areas. The 475,000 square foot air conditioned facility is located on a 25 acre site, and includes an approximately 75,000 square foot office center that houses the administrative staff, research laboratories, computer services and the test salon. The Company believes the facility, which was constructed in 1969 and improved during the 1980's is well maintained. The Company has excess production capacity.

At December 31, 1998, the Company leased its 4,224 square foot office facility in Mill Valley, California, near San Francisco, from Intertec, a division of Innovative Capital Management, Inc., a related party, on a month-to-month basis.


Item 3.  LEGAL PROCEEDINGS


On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, damages and a recision of all actions approved at the November 2, 1998 Annual Meeting. In addition, the plaintiffs are seeking the appointment of a receiver for the Company and changes in the disclosures to correct what they allege are errors and costs and attorney's fees. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders. No discovery has been commenced against the Company, only minimal discovery has been conducted by plaintiffs, and no significant dates have been set in the litigation.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In October 1998 the Company submitted to shareholders four matters all of which were approved at the annual meeting held on November 2, 1998. The matters were:
To elect five directors to hold office for a one-year term and until their respective successors are elected and qualified; to ratify a reduction in the number of members of the board of directors from seven to five; to consider and vote upon a proposal to approve and adopt a potential sale of certain assets relating to the Company's manufacturing operations and to consider, approve and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1998.

At the annual meeting, the following directors received the following votes:

                                                 FOR           WITHHELD

         Don G. Hoff                          5,442,013         595,810
         Dominic J. LaRosa                    5,432,448         605,375
         Harold M. Copperman                  5,441,513         596,310
         Perry D. Hoff                        5,431,513         606,310
         Joseph F. Stiley, III                5,442,013         595,810


The shareholders also approved a reduction in the number of directors to five with voting as follows: 5,372,741 for, 659,760 against, and 5,322 abstaining.

The shareholders also approved a proposal for the sale of the manufacturing facility at any time through January 1999, with voting as follows: 3,806,223 for, 604,513 against, 931 abstaining, and 1,626,156 broker non-votes.

The shareholders also ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 with voting as follows: 5,539,840 for, 495,433 against, and 2,550 abstaining.

PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until February 1999 the Company's Common Stock was traded on the Nasdaq National Market under the symbol LMAR. The table below sets forth the range of the high and low sale prices, as reported by the Nasdaq Stock Market:


                                1998                             1997                            1996
                  -------------------------------  -------------------------------  ----------------------------------

                     High              Low            High              Low             High                Low
               --------------   --------------  --------------    -------------  ----------------    --------------
First Quarter      $ 2.438          $ 1.250         $ 4.250          $ 2.750
Second Quarter       3.000            0.656           3.813            2.375        $8.250  (1)          $ 5.250
Third Quarter        0.750            0.063           3.500            2.500         6.000                 3.750
Fourth Quarter       0.313            0.031           2.938            1.500         4.875                 3.125



(1) Includes only the period May 23, 1996, the first trading date after the Company's initial public offering, to June 30, 1996.

Because the Company's share price was below $1.00 per share for an extended period, in accordance with Nasdaq listing requirements, LMAR was delisted from the Nasdaq reporting system in February 1999. The Company's shares are currently traded in the "Pink Sheets." No assurance can be given that LMAR will be relisted in the future.

As of March 24, 1999, the number of holders of record of the Company's Common Stock was 482 and the number of holders of record of the Company's Preferred Stock was one. As for the Common Stock, this number does not include beneficial holders where nominees hold shares of record.

Dividends are payable with respect to the Series A Preferred Stock only to the extent (on an as-converted basis) that dividends are declared payable on the Common Stock. The Series B Preferred Stock is entitled to cumulative cash dividends at the rate of 8.0% per annum, payable quarterly ($400,000 annually). As of December 31, 1998 the Company is $600,000 in arrears on the payment of dividends on its Series B preferred stock held by DowBrands.

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

On March 18, 1998, the Company issued 109,581 shares of its common stock to Intertec Holdings, L.P. pursuant to the terms of a Common Stock Purchase Agreement. The issue price was $8.00 per share. These securities were exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.   SELECTED FINANCIAL DATA

Set forth below is selected financial data with respect to the statements of operations of the Company, for the twelve months ended December 31, 1998, 1997, 1996, 1995 and 1994, and the balance sheet data of the Company at December 31, 1998, 1997, 1996, 1995 and 1994.

In addition, included below is selected financial data with respect to the statements of operations for the Personal Care Division for the period from January 1, 1995 to November 30, 1995 (the effective date of the acquisition for financial reporting purposes) and the year ended December 31, 1994, and the balance sheet of the Personal Care Division at December 31, 1994. Such data were derived from the Personal Care Division financial statements.

                                                                 Years Ended December 31,
                              ------------------------------------------------------------------------------
                                                  1998      1997           1996      1995(1)        1994
                                                --------   --------      --------   --------      -------
                                                            (In thousands, except per share data)
Selected Statements of Operations Data:
Total Net Sales .........................   $  74,043    $ 118,475    $ 117,083    $   8,070    $    --
Cost of Goods Sold ......................      46,062       69,626       70,215        5,656         --
Gross Margin ............................      27,981       48,849       46,868        2,414         --
Operating Expenses ......................      31,243       66,375       45,641        3,496          557
Operating (Loss) Income .................      (3,262)     (17,526)       1,227       (1,082)        (557)
Interest Expense ........................       1,951        2,236        1,386          300           59
Other Income (Expense) ..................         432         (402)        (712)        --           --
Gain on sale of professional salon brands       5,436         --           --           --           --
Net (Loss) Income .......................   $    (209)   $ (19,360)   $     553    $  (1,382)   $    (616)
                                            =========    =========    =========    =========    =========

Basic (Loss) Income Per Common Share ....   $   (0.10)   $   (3.48)   $    0.07    $   (0.52)   $   (0.25)
                                            =========    =========    =========    =========    =========

Weighted Average Common Shares
Outstanding - Basic (2) .................       5,854        5,685        4,557        2,667        2,498
Diluted (Loss) Income Per Common Share ..   $   (0.10)   $   (3.48)   $    0.06    $   (0.52)   $   (0.25)
Weighted Average Common Shares
Outstanding - Diluted (2) ...............       5,854        5,685        5,609        2,667        2,498

Balance Sheet Data
Working Capital (Deficit) ...............   $   2,116    $  15,794    $  26,126    $  10,346    $    (466)
Total Assets ............................      36,712       58,326       61,566       42,967            6
Long-Term Debt, less Current Portion ....       8,290       24,046       14,473       20,350        1,000
Stockholders' Equity (Deficit) ..........      11,246       10,949       30,252        6,594       (1,462)

Selected Financial Data of the Personal Care Division

                                                            Period from
                                                          January 1, 1995
                                                              through              Year Ended
                                                           November 30,           December 31,
                                                             1995 (3)                 1994
                                                       ----------------------  -------------------
                                                                     (In thousands)
Selected Statements of Operations Data:
Total Net Sales                                                    $ 109,696            $ 121,277
Cost of Goods Sold                                                    67,088               71,735
                                                       ----------------------  -------------------
Gross Margin                                                          42,608               49,542
Operating Expenses                                                    42,344               57,830
Write-Down of Assets                                                  11,000              120,100
                                                       ----------------------  -------------------
Operating Loss                                                       (10,736)            (128,388)
Interest Expense from Dow                                             (1,603)              (5,805)
Other Expense                                                            101                  705
Net Loss                                                           $ (12,238)          $ (133,488)
                                                       ======================  ===================

                                                                                       At
                                                                                  December 31,
                                                                                      1994
                                                                               -------------------
Balance Sheet Data
Working Capital                                                                          $ 16,787
Total Assets                                                                               58,021
Net invested capital                                                                       47,493

(1) Includes the results of operations of the Personal Care Division for the month of December 1995 following its acquisition by the Company.

(2) In accordance with SEC Staff Accounting Bulletin 98, when computing basic and diluted earnings per share, all common stock, options, and warrants that were issued for nominal consideration during periods prior to the initial public offering have been considered as outstanding for all historical periods presented.

(3)  Results  of  operations  of  the  Personal  Care  Division   following  its
acquisition by the Company in November 1995 are included in the results of operations of the Company for the year ended December 31, 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Historical Results of Operations

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Total net sales for the year ended December 31, 1998 were $74.0 million, compared with $118.5 million in 1997, a decrease of 37.5%. The decrease is due to the decline in sales of the Company's retail and salon brands, and decline in sales of custom manufacturing as a result of the expiration of the manufacturing agreement with DowBrands in November 1997. There were no sales to DowBrands for the year ended December 31, 1998 compared to $16.4 million for the year ended December 31, 1997.

Style, Perma Soft, Willow Lake, Salon Style, and Color Soft (retail brands) had sales declines of $28.2 million, and the professional salon brands had declines of $9.3 million during the year ended December 31, 1998. Style, Perma Soft, and Salon Style have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these and the Company's other retail brands are likely to continue to decline. The decrease in net sales of the professional salon brands for the year ended December 31, 1998 is attributable to the sale of these brands to Zotos on July 31, 1998. Beginning in August 1998 and continuing for six months, the Company manufactures these professional salon brands for Zotos. However, net sales of these brands will continue to decline since such brands will be sold by the Custom Manufacturing Group to Zotos on a contract basis which provides for a lower markup over cost. Zotos may terminate purchases from the Company at any time after January 1999.

Gross margin as a percentage of net sales was 37.8% for the twelve months ended December 31, 1998 as compared with 41.2% for the same period in 1997. The reduction in gross margin as a percentage of net sales for the year ended December 31, 1998 was principally due to the sale of lower-margin promotional merchandise for the Willow Lake line, and a change in product mix. In addition, as a result of the sale of the Salon Division and a decrease in sales of the Company's retail brands, Custom Manufacturing sales, which are lower margin sales, represented a greater percentage of net sales resulting in a reduced gross margin as a percentage of sales.

Selling, general, and administrative expenses (SG&A) were $31.2 million or 42.2% of net sales for the twelve months ended December 31, 1998 as compared with $66.4 million or 56.0% of net sales for the same period last year, a decrease of $35.2 million. The decrease is principally attributed to reduced marketing expenses of $29.7 million, and reduced freight and brokerage as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Company's cost cutting efforts and the sale of the professional salon brands to Zotos. In 1997 the Company increased its marketing to support the launch of Willow Lake, and in 1998 such support was substantially reduced. In addition, the Company has reduced marketing expenditures for other brands which have continued to experience sales declines. The lower level of marketing support in 1998 is a result of the Company's limited working capital. Because of the Company's limited working capital and the competitive environment for hair care products, there can be no assurance concerning the future performance of Willow Lake and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

Interest expense decreased to $2.0 million for the twelve months ended December 31, 1998 as compared with $2.2 million in the same period last year. The decrease in interest expense during the twelve months ended December 31, 1998 is principally attributable to lower borrowings under the credit facility with Norwest Business Credit during 1998. This decrease was partially offset by higher interest rates charged by Norwest Business Credit during the year.

Other expense increased as a result of loan fees charged by Norwest Business Credit in conjunction with the amendments to the credit agreement in 1998 and the reduction of interest income. The lower interest income is the result of less cash available for investment in 1998.

On July 31, 1998, the Company sold its professional salon brands, including inventory ($4.3 million), and trade names for net proceeds of $10.0 million to Zotos. This transaction resulted in a pre-tax gain of approximately $5.4 million.

As a result of the foregoing factors, the net loss for the year ended December 31, 1998 was $0.2 million compared to a net loss of $19.4 million for the year ended December 31, 1997.


      Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total net sales for the year ended December 31, 1997 were $118.5 million, compared with $117.1 million in 1996 an increase of 1.2%. The increase is principally due to sales from Willow Lake and Color Soft the Company's premium-priced retail hair care product lines and Style Natural Reflections a mid-priced retail hair care product line. Willow Lake, targeted for the Natural's segment and positioned as "Nature's Prescription for Beautiful Hair," began shipping in the fourth quarter of 1996. Color Soft, formulated to retain color longer for color- treated hair began shipping in the first quarter of 1997. Style Natural Reflections positioned as a mid-priced brand in the "Natural's" segment began shipping in the third quarter of 1997. Sales growth of Willow Lake, Color Soft, and Style Natural Reflections will be dependent upon competition from other brands, consumer acceptance, and marketing support behind these brands.

Sales for the twelve months ended December 31, 1997 were adversely affected by sales declines in the Company's established brands, Perma Soft, Style and Salon Style, and in custom manufacturing, principally DowBrands. Perma Soft, Style, and Salon Style have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. Perma Soft, Style and Salon Style had sales declines of $8.8 million, $8.4 million and $8.3 million, respectively, during the twelve months ended December 31, 1997 as compared with 1996.

Gross margin as a percentage of net sales was 41.2% for the twelve months ended December 31, 1997 as compared with 40.0% for the same period in 1996. The improvement in the gross margin as a percentage of net sales for the twelve months ended December 31, 1997 was due to a change in product mix resulting from the Company's strategic shift to focus on higher margin brands driven by Willow Lake and Color Soft.

Selling, general, and administrative expenses (SG&A) were $66.4 million or 56.0% of net sales for the twelve months ended December 31, 1997 as compared with $45.6 million or 39.0% of net sales for the same period in 1996, an increase of $20.8 million. As general and administrative expenses have remained relatively flat, the increase is principally attributable to increased marketing expense of $19.9 million and fees to brokers in the Company's distribution chain supporting the launch of Willow Lake, Color Soft and Style Natural Reflections.

Interest expense increased to $2.2 million for the twelve months ended December 31, 1997 as compared with $1.4 million in the same period in 1996. The increase in interest expense during the twelve months ended December 31, 1997 is attributable to higher borrowings under the Company's revolving line of credit with Norwest Business Credit to support the Company's working capital needs and the increased interest rate invoked by Norwest as a result of the Company being out of compliance with certain financial loan covenants during a portion of 1997.

Other income decreased to $0.4 million for the twelve months ended December 31, 1997 as compared with $0.7 million for the same period in 1996. The decrease in other income in 1997 is principally due to the absence of a one-time gain on the sale of equipment that was realized in 1996.

Primarily because of the $19.9 million increase in marketing expense attributable to the launch of new products and lower than expected revenues from the Company's established brands, the net loss for the twelve months ended December 31, 1997 increased to $19.4 million as compared with net income of $0.6 million for the same period in 1996.

Liquidity and Capital Resources

As of December 31, 1998, the amounts outstanding under the Company's revolving and term loan facilities were $7.4 million and $3.1 million, respectively, as compared with $17.7 million and $6.2 million, respectively, as of December 31, 1997. On July 31, 1998, the Company used a portion of the $10.0 million net proceeds from the sale of its professional salon brands to pay down its revolving line of credit and term loan facility. In addition, in April 1998, the Company reduced its investments in US Treasury Securities from approximately $4.3 million to zero to pay down the revolving loan facility in accordance with the March 31, 1998 Amended Loan Agreement with Norwest. The interest rates on the loans are variable and are tied to Norwest Bank's base rate, which was 7.75% at December 31, 1998. As of December 31, 1998, the interest rates on the revolving line of credit and the term loan facility were 10.25% and 10.50%, respectively.

In October 1998, the Company entered into the Fourth Amendment to the Amended and Restated Credit and Security Agreement with Norwest Business Credit (the "Lender"). This amendment provides for an additional advance of approximately $2.9 million under the term loan and a reduction in the revolving credit facility from $20.0 million to $11.5 million. The Company incurred a fee of $75,000 in conjunction with this loan amendment. Additionally, the amendment reduces the borrowing base by excluding certain categories of inventory from the calculation of the borrowing base and by reducing the advance rate on the eligible inventory by four percentage points. The revolving line of credit is payable in full by November 15, 2000.

Under the terms of the term loan, the Company may borrow up to $3.1 million. The term loan is due on demand and is payable in full by September 1, 1999.

Both credit facilities are secured by virtually all the assets of the Company. Additionally, the credit facilities prohibit the payment of dividends, restrict the Company's ability to incur additional indebtedness and require the Company to comply with certain financial covenants regarding profitability, minimum net worth and capital expenditures.

The Company was out of compliance with the financial loan covenants of its credit agreement at December 31, 1998. The Company has received a waiver from Norwest in regard to these covenants. In conjunction with receiving this waiver, the Company renegotiated the terms and covenants of the loan agreement with the Lender on March 12, 1999 in the Fifth Amendment to the Amended and Restated Credit and Security Agreement. This amendment provides for increased advance rates on eligible receivables and inventory of three percentage points and five percentage points, respectively. As of December 31, 1998 the Company's available borrowing capacity was $1.3 million. Based on the amended loan agreement, the Company's available borrowing capacity would have been approximately $3.4 million at December 31, 1998. The Company incurred a fee of $100,000 in conjunction with this amendment, $50,000 of which is not payable until August 1, 1999.

In March 1998, the Company issued 109,581 shares of common stock at $8.00 per share to Intertec Holdings, L.P. under a stock purchase agreement entered into in March 1996 between the Company and Intertec Holdings, L.P. With the issuance of these shares, the Company satisfied the remaining balance of $750,000 on a note payable to Intertec Holdings, L.P., and Intertec Holdings, L.P. fulfilled its obligation to acquire a total of 146,107 shares under the agreement. The note was for a license fee for proprietary technology licensed from Intertec Ltd., a limited partnership controlled by the Company's Chairman of the Board.

On July 31, 1998 the Company sold its professional salon brands, including inventory ($4.3 million), and trade names for net proceeds of $10.0 million of which $0.2 million is being held in escrow in order to provide funds for product returns and indemnity payments that the Company may become obligated to make to Zotos. The net proceeds were used primarily to pay down borrowings under the Company's credit agreement, to pay down extended accounts payable, and for operations.

Total accounts payable exceeding their normal payment terms were approximately $6.0 million as of December 31, 1998. Because the Company has announced its intent to obtain financing, and/or establish an alliance through a merger or additional sale of assets, major trade creditors and other creditors have extended their "normal" terms to allow the Company additional time to make payments. In August 1998, the Company used a portion of the proceeds from the sale of its professional salon brands to reduce its extended accounts payable. The Company is operating its business to preserve working capital in order to pay the Company's current and extended obligations. To date the Company has been able to make timely shipments to its customers.

As of December 31, 1998, the Company was $600,000 in arrears on the payment of dividends on its Series B preferred stock. The preferred stock provides for an annual dividend of $400,000, payable in quarterly installments.

The Company's ability to continue operations is dependent on its ability: to generate sufficient cash flow to meet its obligations as they become due, to comply with the terms and conditions of the amended financing agreement, to obtain additional financing or refinancing, to reduce aged payables, to reduce its cost structure, and attain sales and operating levels to be profitable.

The Company's strategy in 1999 is to focus its limited resources to support the Willow Lake brand with advertising and consumer promotion and to provide maintenance promotional support for the other retail brands. The Company will continue to evaluate sales and operating performance and, if necessary, initiate further cost reductions.

Management is currently seeking additional sources of financing through a new credit facility and/or the sale of its manufacturing operations and related assets. No assurance can be given as to the timing of such financing or that such financing will be obtained.

Inflation

The impact of inflation on operations has not been significant in the past few years due to the relatively low inflation that has been experienced throughout the United States. Raw material costs, labor costs, and interest costs are important components of the Company's costs. Increased operating costs are taken into consideration and increased pricing action is taken, where possible, within competitive and marketplace limitations.


Year 2000 Compliance

Many computer systems were not designed to properly handle dates beyond the year 1999. Additionally, these systems may not properly handle certain dates in 1999. Failure to process dates properly could result in failure or disruption of the Company's information systems and/or processing equipment. To be Year 2000 compliant, computer systems must correctly process dates before and after the Year 2000, recognize the Year 2000 as a leap year, accept and display dates unambiguously and correctly process dates for non-date functions such as archiving.

Disruptions to the Company's operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with the Company due to Year 2000 issues. The Year 2000 readiness of infrastructure suppliers (utilities, government agencies such as customs, and shipping organizations) will be critical to the Company's ability to avoid disruption of its operations.

The Company installed an enterprise-wide software solution in December 1996. At that time, some modules of the system were not Year 2000 compliant. A newer release of the same software is certified to be compliant by the software vendor. The Company's current activity surrounds upgrading to this newer release. It is the Company's intent to test the functionality and make the necessary Company-specific modifications to the software. This process is currently underway and should be completed during the third quarter in 1999. The Company's contingency plan would be to use the certified-compliant software without Company-specific modifications. The operating system on the computer is Year 2000 compliant.

The Company is also reviewing its computer-dependent manufacturing activities to determine the necessary hardware and software changes. For all non-mainframe applications such as personal computers, production-related equipment, etc., an inventory has been taken of the hardware and software involved. The Company has researched the status of these items and determined a course of action to assure compliance. This process is currently scheduled to be completed by the end of the third quarter in 1999. The Company's electronic data interchange system, which receives orders from its customers, has already been certified to be Year 2000 compliant by the software vendor.

The Company will perform remediation procedures concurrent with its assessment planning. The Company intends to use internal resources to implement, replace and test software and related assets affected by the Year 2000 issue. The Company currently believes that the remediation costs of the Year 2000 issue will not be material to the Company's results of operations or financial position and will be absorbed by the Company through normal operating budgets. The Company does not expect any incremental costs associated with its Year 2000 remediation activities to be significant. Cumulatively through December 31, 1998 the Company has not incurred a material amount of remediation expenses.

The Company will be working with key suppliers and customers to determine whether the suppliers' operations and the products and services that they provide are Year 2000 capable or to monitor their progress toward Year 2000 compliance. The Company is in the process of sending questionnaires to its suppliers who furnish product or services to the Company. The Company may choose to identify those suppliers it deems critical and pursue other methods of assuring readiness. The Company is also in the process of surveying customers to determine the status of their Year 2000 efforts.

While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in adequately addressing Year 2000 issues, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the production, delivery or sale of products. In addition, time and cost estimates are based on currently available information and are management's best estimates. However, no assurance can be given that these estimates will be achieved, and actual results may differ materially from those anticipated.


SAFE HARBOR CAUTIONARY STATEMENT

Statements in this report regarding the Company's outlook for its business and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements, some of which may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project" or similar expressions. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors which could cause them to differ materially. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Such risks include those described under "Investment Considerations," including the Company's ability to raise capital through the sale of assets or other financing, market acceptance of the Company's products, effectiveness of recently adopted or planned initiatives, competition, the Company's ability to implement appropriate cost controls, price changes by the Company or its competitors and fluctuations in capital and operating results. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

At December 31, 1998, the Company had $10.5 million of debt outstanding with variable interest rates as follows:

                                                              (In thousands)
Term loan (10.50%, due September 1, 1999)                               $ 3,123
Revolving loan (10.25%, due November 15, 2000)                            7,397
                                                                      ----------

                                                                       $ 10,520
                                                                      ==========


The interest rates are based on the Lender's base rate plus 2.75% for the term loan and 2.50% for the revolving line of credit. A one percentage point increase or decrease in the Lender's base rate would increase or decrease interest expense by approximately $105,000 at December 31, 1998.

The Company does not have significant transactions denominated in foreign currencies and does not purchase or hold any derivative financial instruments.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  Index to Financial Statements

THE LAMAUR CORPORATION
                                                                                                       Page
                                                                                                      --------
    Independent Auditors' Report                                                                        F-1

    Balance Sheets at December 31, 1998 and 1997                                                        F-2

    Statements of Operations for the Years Ended
            December 31, 1998, 1997 and 1996                                                            F-3

    Statements of Changes in Stockholders' Equity for the Years Ended
            December 31, 1998, 1997 and 1996                                                            F-4

    Statements of Cash Flows for the Years Ended
            December 31, 1998, 1997 and 1996                                                            F-5

    Notes to Financial Statements for the Years Ended
            December 31, 1998, 1997 and 1996                                                            F-6



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

         Not applicable.

PART III


Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Company's 1999 Proxy Statement.


Item 11.  EXECUTIVE COMPENSATION

         Incorporated by reference from the Company's 1999 Proxy Statement.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Company's 1999 Proxy Statement.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Company's 1999 Proxy Statement.

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules - See index in Item 8.
(b)      Reports on Form 8-K.  None.
(c)      List of Exhibits.

Exhibit
Number                         Description
       *2.1   Asset Purchase Agreement, dated as of November 15, 1995, between
             DowBrands, Inc. and Registrant.
       *2.2  Plan of Merger, dated March 15, 1996.
       *3.1  Restated Certificate of Incorporation of the Registrant.
       *3.2  By-Laws of the Registrant.
      **3.3  Certificate of Amendment of Restated Certificate of Incorporation.
       *4.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibits 3.1 and 3.3 hereof).
       *4.2  Specimen Copy of Stock Certificate for shares of Common Stock.
       *4.3  Form of Warrant issued to the Representatives.
       *4.4 Form of Common Stock Purchase Warrant, dated as of November 1995, issued to certain investors.
       *4.5 Registration Rights Agreement, dated as of November 15, 1995, between Dow and Registrant.
       *4.6 Form of Registration Rights Agreement between Registrant and certain holders of Registrant Common Stock.
      *10.1 License Agreement by and between Registrant and Intertec Ltd., dated May 5, 1993.
      *10.2 Credit and Security Agreement, dated as of November 16, 1995, between Registrant and Norwest Business Credit, Inc.
     **10.3 First Amendment to Credit Agreement, Second Amendment to Credit Agreement, Amendment Agreement and Third Amendment to Credit Agreement between Registrant and Norwest Business Credit, Inc.
    ***10.4 Amended Credit and Security Agreement between Registrant and Norwest Business Credit, Inc.
   ****10.5 First Amendment to Amended Credit and Security Agreement between Registrant and Norwest Business Credit, Inc.
 ******10.6  Second Amendment to Amended and Restated Credit and Security
             Agreement between Registrant and Norwest Business Credit, Inc. ******10.7 Third Amendment to Amended and Restated Credit and Security
             Agreement and Waiver of Defaults between Registrant and Norwest Business Credit, Inc.
      *10.9  1996 Stock Incentive Plan of the Registrant.
     *10.10 1996 Stock Incentive Plan for Non-Employee Directors and Advisory Board Members of the Registrant.
     *10.11 Employment Agreement between Registrant and Don G. Hoff, made as of
             June 1, 1994, and modified as of November 6, 1995.
    **10.12  1996 Non-Qualified Stock Option Plan of the Registrant.
    **10.13 Sublease dated October 1, 1996 between Registrant and Intertec,Ltd. ******10.14 Form of Employee Severance Agreement - Minnesota
******10.15  Memorandum from the Company to Dominic J LaRosa re Insurance
             Coverage
 *****10.16  1997 Stock Plan
      10.17  Form of Stock Grant Agreement (Non-Plan)
      10.18  Form of Stock Grant Agreement (Plan)
      10.19  Fourth Amendment to Amended and Restated Credit and Security
             Agreement
      10.20  Fifth Amendment to Amended and Restated Credit and Security
             Agreement
      11.1   Statement regarding computation of per share earnings.
      23.1   Consent of Deloitte & Touche LLP.
      27.1   Financial Data Schedule

*99.1 U.S. Patent Number 5,395,490, issued March 7, 1995, registered to Don G. Hoff and Joseph F. Stiley, III, for a method of treating materials by the application of electromagnetic energy at resonant absorption frequencies. *Incorporated by reference from the Form S-1 Registration Statement (File No. 333-2722).
**Incorporated by reference from Annual Report on Form 10-K for fiscal year ended 12/31/96
***Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended 6/30/97
****Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended 9/30/97
*****Incorporated by reference to Form S-8 Registration Statement (File No. 333-26811)
******Incorporated by reference from Annual Report on Form 10-K for fiscal year ended 12/31/97

2.       SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 30, 1999


                        The Lamaur Corporation
         --------------------------------------------------
                             (Registrant)

         By:                   /s/ DON G. HOFF
         --------------------------------------------------
         Don G. Hoff, Chairman of the Board and Chief Executive
         Officer
         --------------------------------------------------





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature               Title                                     Date


/s/ DON G. HOFF
---------------   Chairman of the Board and Chief                 March 30, 1999
    Don G. Hoff   Executive Officer
                 (Principal Executive Officer)


/s/ JOHN D. HELLMANN
-------------------- Vice President, Chief Financial Officer      March 30, 1999
    John D. Hellmann (Principal Financial and Accounting
                      Officer)


/s/ DOMINIC J. LaROSA
------------------   President and CEO - Lamaur Division and      March 30, 1999
    Dominic J. LaRosa      Director



/s/ HAROLD M. COPPERMAN
-----------------------   Director                                March 30, 1999
    Harold M. Copperman


/s/ PERRY D. HOFF
-----------------   Director                                      March 30, 1999
    Perry D. Hoff


/s/ JOSEPH F. STILEY
--------------------   Director                                   March 30, 1999
    Joseph F. Stiley, III

                          INDEPENDENT AUDITORS' REPORT


The Lamaur Corporation:

We have audited the accompanying balance sheets of The Lamaur Corporation (the "Company"), as of December 31, 1998, and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, at December 31, 1998 and 1997, the Company would not have been in compliance with certain covenants of its credit agreement had the lender not waived the covenants. The Company renegotiated the terms and covenants of the loan agreement and also is seeking other sources of long-term financing. The Company's difficulties in meeting its loan agreement covenants and financing needs and its recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




DELOITTE & TOUCHE LLP
San Francisco, California
March 30, 1999



                             THE LAMAUR CORPORATION
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                            December 31,
                                                                      -------------------------
                                                                         1998          1997
                                                                      ------------  -----------
ASSETS

Current Assets:
    Cash and cash equivalents (Notes 1 and 3)                               $ 568      $ 6,465
    Receivables from DowBrands (Note 12)                                        -          741
    Accounts receivable, net (Note 4)                                      10,244       15,943
    Inventories (Note 5)                                                    7,969       15,523
    Prepaid expenses and other current assets                                 511          453
                                                                      ------------  -----------

      Total Current Assets                                                 19,292       39,125

Property, Plant and Equipment, Net (Note 6)                                17,392       19,131

Other Assets                                                                   28           70
                                                                      ------------  -----------

    Total Assets                                                         $ 36,712     $ 58,326
                                                                      ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable (Note 2)                                            $ 10,056     $ 14,592
    Accrued expenses                                                        2,623        4,666
    Accrued salaries, wages and employee-related expenses                   1,147        2,211
    Current portion of long-term debt (Note 7)                              3,350        1,612
    Payables to related parties (Note 12)                                       -          250
                                                                      ------------  -----------

      Total Current Liabilities                                            17,176       23,331

Long-Term Debt (Note 7)                                                     8,290       23,546
Related Party Obligations (Note 12)                                             -          500
Commitments and Contingencies (Notes 13 and 14)

Stockholders' Equity (Note 8):
    Preferred stock, $.01 par value, 4,000,000 shares authorized:
      Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at December 31, 1998 and 1997.
       ($10.0 million liquidation preference)                               8,500        8,500
      Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at December 31, 1998 and 1997.
       ($5.0 million liquidation preference)                                5,000        5,000
    Common stock, $.01 par value, 12,000,000 shares authorized,
      5,939,761 and 5,747,544 shares issued and outstanding at
      December 31, 1998 and 1997, respectively                                 59           57
    Additional paid-in-capital                                             20,356       19,852
    Stock subscriptions receivable                                            (50)         (50)
    Accumulated deficit                                                   (22,619)     (22,410)
                                                                      ------------  -----------

      Total Stockholders' Equity                                           11,246       10,949
                                                                      ------------  -----------

    Total Liabilities and Stockholders' Equity                           $ 36,712     $ 58,326
                                                                      ============  ===========




                        See notes to financial statements


                             THE LAMAUR CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                                            Years Ended
                                                                                           December 31,
                                                                        ----------------------------------------------------
                                                                             1998              1997              1996
                                                                        ---------------   ----------------  ----------------
Net Sales                                                                     $ 74,043          $ 102,104          $ 94,912

Net Sales to DowBrands (Note 12)                                                     -             16,371            22,171
                                                                        ---------------   ----------------  ----------------

Total Net Sales (Note 3)                                                        74,043            118,475           117,083

Cost of Goods Sold                                                              46,062             69,626            70,215
                                                                        ---------------   ----------------  ----------------

Gross Margin                                                                    27,981             48,849            46,868

Selling, General and Administrative Expenses                                    31,243             66,375            45,641
                                                                        ---------------   ----------------  ----------------

Operating (Loss) Income                                                         (3,262)           (17,526)            1,227

Interest Expense                                                                 1,951              2,236             1,386
Other Expense (Income)                                                             432               (402)             (712)
Gain on sale of professional salon brands (Note 1)                               5,436                  -                 -
                                                                        ---------------   ----------------  ----------------

Net (Loss) Income                                                                 (209)           (19,360)              553

Dividends on Series B Preferred Stock                                             (400)              (400)             (233)
                                                                        ---------------   ----------------  ----------------

Net (Loss) Income Available to Common Shareholders                              $ (609)         $ (19,760)            $ 320
                                                                        ===============   ================  ================

Basic (Loss) Income per Common Share                                           $ (0.10)           $ (3.48)           $ 0.07
                                                                        ===============   ================  ================

Weighted Average Common Shares Outstanding - Basic                               5,854              5,685             4,557
                                                                        ===============   ================  ================

Diluted (Loss) Income per Common Share                                         $ (0.10)           $ (3.48)           $ 0.06
                                                                        ===============   ================  ================

Weighted Average Common Shares Outstanding - Diluted                             5,854              5,685             5,609
                                                                        ===============   ================  ================


                       See notes to financial statements



                             THE LAMAUR CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                                                                         Additional
                                                      Series A                  Series B                                   Paid-In
                                                ------------------------ ---------------------- ----------------------- ------------
                                                Shares       Amount      Shares     Amount       Shares      Amount
                                              ---------- ------------- --------- ------------ ----------- -----------
   Balance
   December 31, 1995 ..................        1,000        $8,500        --           --          2,945        $29        $  1,718

Issuance of Series B
preferred stock .......................         --            --          764        $5,000         --           --            --

Issuance of common
stock .................................         --            --          --           --          2,643         26          18,086

Grants of non-cash
stock option credits ..................         --            --          --           --           --           --             132

Stock grants to
employees .............................         --            --          --           --             15          1              93

Dividends on preferred
stock .................................         --            --          --           --           --           --            (233)

Net income ............................         --            --          --           --           --           --            --
                                               -----        ------        ---        ------        -----        ---        --------

   Balance,
   December 31, 1996 ..................        1,000         8,500        764         5,000        5,603         56          19,796

Issuance of common
stock .................................         --            --          --           --            145          1             456

Dividends on preferred
stock .................................         --            --          --           --           --           --            (400)

Net loss ..............................         --            --          --           --           --           --            --
                                               -----        ------        ---        ------        -----        ---        --------

   Balance,
   December 31, 1997 ..................        1,000         8,500        764         5,000        5,748         57          19,852

Issuance of common
stock .................................         --            --          --           --            192          2             904

Dividends on preferred
stock .................................         --            --          --           --           --           --            (400)

Net loss ..............................         --            --          --           --           --           --            --
                                               -----        ------        ---        ------        -----        ---        --------

   Balance,
   December 31, 1998 ..................        1,000        $8,500        764        $5,000        5,940        $59        $ 20,356
                                               =====        ======        ===        ======        =====        ===        ========



                                       Stock
                                   Subscriptions  Accumulated     Total
                                     Receivable     Deficit
                                   ____________  ____________    _______

   Balance
   December 31, 1995 .             $    (50)       $ (3,603)      $  6,594

Issuance of Series B
preferred stock ......                   --              --          5,000

Issuance of common
stock ................                   --              --         18,112

Grants of non-cash
stock option credits .                   --              --            132

Stock grants to
employees ............                   --              --             94

Dividends on preferred
stock ................                   --              --           (233)

Net income ...........                   --             553            553
                                    --------       --------       --------

   Balance,
   December 31, 1996 .                  (50)         (3,050)        30,252

Issuance of common
stock ................                   --              --            457

Dividends on preferred
stock ................                   --              --           (400)

Net loss .............                   --         (19,360)       (19,360)
                                      --------      --------       --------

   Balance,
   December 31, 1997 .                  (50)        (22,410)        10,949

Issuance of common
stock ................                   --              --            906

Dividends on preferred
stock ................                   --              --           (400)

Net loss .............                   --            (209)          (209)
                                      --------       --------       --------

   Balance,
   December 31, 1998 .             $    (50)        $(22,619)     $ 11,246
                                       ========      ========      ========


                       See notes to financial statements



                             THE LAMAUR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Years Ended December 31,
                                                                             -----------------------------------------------
                                                                                  1998            1997            1996
Cash Flows From Operating Activities:
Net (loss) income                                                                    $ (209)       $(19,360)          $ 553
     Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
        Gain on sale of professional salon brands                                    (5,436)              -               -
        Noncash credits for services                                                      -               -             132
        Issuance of common stock for services                                             -               -              94
        Utilization of DowBrands credits                                                  -          (1,500)         (1,500)
        Loss (gain) on disposal of assets                                                18              41            (214)
        Depreciation and amortization                                                 2,177           1,697           1,365
        Effect of changes in:
            Receivables                                                               6,323           1,980          (5,985)
            Inventories                                                               3,264          (3,824)           (559)
            Prepaid expenses and other assets                                           (58)             39            (177)
            Payables                                                                 (4,936)          7,868             999
            Accrued expenses                                                         (3,018)           (176)           (478)
                                                                             ---------------  --------------  --------------

        Net cash used in operating activities                                        (1,875)        (13,235)         (5,770)

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                                        (642)         (1,236)         (3,110)
     Net proceeds from sale of assets                                                10,166              16             225
                                                                             ---------------  --------------  --------------

        Net cash provided by (used in) investing activities                           9,524          (1,220)         (2,885)

Cash Flows From Financing Activities:
     (Repayments) borrowings under revolving credit agreement, net                  (10,254)          7,837           1,764
     Borrowings of long-term debt                                                     2,875           2,738               -
     Repayments of long-term debt                                                    (6,196)         (1,501)         (1,445)
     Proceeds from sales of common stock, net                                            29             165          18,112
     Payment of preferred dividends                                                       -            (400)            (33)
                                                                             ---------------  --------------  --------------

        Net cash (used in) provided by financing activities                         (13,546)          8,839          18,398
                                                                             ---------------  --------------  --------------

Net (Decrease) Increase in Cash and Cash Equivalents                                 (5,897)         (5,616)          9,743
Cash and Cash Equivalents at Beginning of Period                                      6,465          12,081           2,338
                                                                             ===============  ==============  ==============
Cash and Cash Equivalents at End of Period                                            $ 568         $ 6,465        $ 12,081
                                                                             ===============  ==============  ==============


Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for interest                                           $ 2,354         $ 2,315         $ 1,186

Noncash investing and financing activities:
        Capital lease obligations entered into                                         $ 57         $ 1,088           $ 401
        Dividends payable on preferred stock                                            400             200             200
        Exchange of related party note payable for common stock                         877             292               -
        Conversion of convertible subordinated note into stock                            -               -           5,000


                       See notes to financial statements


                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.    ORGANIZATION AND OPERATIONS

The Company develops, formulates, manufactures, and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, and other styling aids, for both consumer and professional hair care markets. The Company began operations in November 1995, upon the acquisition of certain assets and liabilities of the Personal Care Division of DowBrands L.P. ("PCD"). DowBrands L.P. is a limited partnership whose managing partner is DowBrands Inc., a wholly-owned subsidiary of The Dow Chemical Company (collectively, "DowBrands"). In July 1998, the Company sold its professional salon brands and related inventory to Zotos International, Inc., a subsidiary of Shiseido Co., Ltd., Tokyo, Japan ("Zotos") for net proceeds of $10.0 million of which $0.2 million is being held in escrow. In conjunction with this sale, the Company recorded a pre-tax gain of $5.4 million. Proceeds were used primarily to pay down borrowings under the credit agreement and to pay down extended accounts payable.


2.   MANAGEMENT'S PLANS REGARDING OPERATING LOSSES
     AND EXTENDED CREDITOR OBLIGATIONS

In 1998, the Company incurred an operating loss of approximately $3.3 million and negative cash flows from operating activities of approximately $1.9 million. In addition, the Company was not in compliance with certain covenants of its credit facility at December 31, 1998. The lender waived the covenants and amended the agreement on March 12, 1999. The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its obligations as they become due, to comply with the terms and conditions of the amended financing agreement, to obtain additional financing or refinancing as may be required, and to reduce its cost structure and attain sales and operating levels to be profitable. Management's plans regarding operating losses and its plans concerning the above matters are presented below.

In 1998, the Company implemented its cost reduction program which included a reduction in its workforce by approximately 120 employees and an overall reduction in operating expenses. The Company also substantially discontinued activity related to advanced technology development. As a result of the above initiatives, the Company reduced its annual costs by approximately $6.0 million.

The Company's strategy in 1999 is to focus its limited resources to support the Willow Lake brand with advertising and consumer promotion and to provide maintenance promotional support for the other retail brands. The Company will continue to evaluate sales and operating performance and, if necessary, initiate further cost reductions.

As of December 31, 1998, the Company's principal sources of liquidity included unrestricted cash and cash equivalents of approximately $0.4 million, accounts receivable of approximately $10.2 million and inventories of approximately $8.0 million. As discussed in Note 7, the Company amended its credit agreement and related covenants on March 12, 1999. Under the terms of the amended credit agreement, the Company's term loan of $3.1 million becomes due on September 1, 1999. The Company will require additional financing to fund the term loan pay off and to satisfy the Company's projected working capital for 1999 and to reduce its extended aged payables which at December 31, 1998 were approximately $6.0 million. Management is currently seeking additional sources of liquidity through a new credit facility and or the sale of its manufacturing operations and related assets. No assurance can be given as to the timing of such financing or that such financing will be concluded.

3.    SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company's financial statements include the allowances for doubtful accounts, sales returns and cash discounts, the inventory valuation reserve, accrued coupon redemption reserve, accrued market development reserve, accrued employee benefits, and employee stock option and stock purchase plan pro forma disclosures. Actual results could differ from those estimates.

Revenue recognition policy - The Company recognizes revenue when title passes, normally upon shipment of product.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash equivalents consist of U.S. Treasuries which at December 31, 1997 were $6.2 million. The U.S. Treasuries were maintained as collateral in support of the revolving line of credit with Norwest Business Credit (Note 7). The Company also maintains a collateral account, certain balances of which are applied against the Company's revolving debt after remaining in the account for one day (Note
7). Additionally, the Company considers the escrow account balance of $0.2 million at December 31, 1998, established in conjunction with the sale of the professional salon brands to Zotos (Note 1), to be restricted cash.

Accounts Receivable, net includes an allowance for doubtful accounts.

Receivables from DowBrands represent amounts due under a contract manufacturing agreement (Note 12).

Inventories are stated at the lower of weighted average cost or market.

Property, Plant, and Equipment is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of the related assets which range from 10 to 50 years for buildings and improvements and 3 to 20 years for machinery and equipment. The Company evaluates the recoverability of long-lived assets using discounted cash flows when events and circumstances warrant such review. The Company adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," in 1998 which requires capitalization of the costs of developing software for internal use. This statement had no material impact on the Company's December 31, 1998 financial statements.

Income Taxes - Deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and the amounts recognized for tax purposes as well as tax credit carryforwards and loss carryforwards. These deferred taxes are measured by applying currently enacted tax rates. A valuation allowance reduces deferred tax assets as future profits are not yet predictable and utilization of deferred tax assets is not determinable.

Stock Based Compensation - The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to its stock option and other stock-based employee compensation awards. The disclosure of the pro forma net income and pro forma earnings per share under the fair value method of SFAS 123 may be found in Note 8.

Earnings Per Share - Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. In loss years, diluted EPS equals basic EPS.

Comprehensive Income - Comprehensive income equals net income.

Fair Value of Financial Instruments - Generally accepted accounting principles require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, these fair values were estimated at year end, and current estimates of fair value may differ significantly from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Accounts Receivable, Accounts Payable and Short-Term Borrowings - The carrying amount of these items approximates fair value.

Debt - To estimate the fair value of debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 1998 and 1997, the carrying value of debt approximated fair value.

Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 1998 presentation. These reclassifications have no effect on net income or stockholders' equity as previously reported.


4.    ACCOUNTS RECEIVABLE

Accounts Receivable include the following:


                                                                 December 31,
                                                         ---------------------------------
                                                              1998              1997
                                                         ---------------   ---------------
                                                                  (In thousands)
Accounts receivable trade                                      $ 10,571          $ 16,669

Non-trade accounts receivable                                        52               109

Allowance for doubtful accounts and returns                        (379)             (835)
                                                         ---------------   ---------------

    Total                                                      $ 10,244          $ 15,943
                                                         ===============   ===============



Write-offs of accounts receivable were $128,000, $21,000, and $55,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

5.    INVENTORIES

Inventories include the following:

                                                                       December 31,
                                                            ------------------------------------
                                                                  1998               1997
                                                            -----------------  -----------------
                                                                       (In thousands)
Finished goods                                                       $ 3,263            $ 9,233

Work in process                                                          164                 93

Raw materials                                                          4,542              6,197
                                                            -----------------  -----------------

    Total                                                            $ 7,969           $ 15,523
                                                            =================  =================


6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consist of the following:

                                                                       December 31,
                                                            ------------------------------------
                                                                  1998               1997
                                                            -----------------  -----------------
                                                                       (In thousands)
Land and land improvements                                           $ 1,662            $ 1,662

Buildings and improvements                                             5,318              5,290

Machinery and equipment                                               15,172             14,822

Construction in progress                                                 311                398
                                                            -----------------  -----------------

    Total                                                             22,463             22,172

Less accumulated depreciation                                         (5,071)            (3,041)
                                                            -----------------  -----------------

    Total                                                           $ 17,392           $ 19,131
                                                            =================  =================


7.       LONG-TERM DEBT

Long-term debt includes the following:

                                                                       December 31,
                                                            ------------------------------------
                                                                  1998               1997
                                                            -----------------  -----------------
                                                                       (In thousands)
Revolving loan                                                       $ 7,397           $ 17,651

Term loan                                                              3,123              6,222

Obligations under capital leases                                       1,120              1,285
                                                            -----------------  -----------------

    Total                                                             11,640             25,158

Less current portion                                                  (3,350)            (1,612)
                                                            -----------------  -----------------

Long-term portion                                                    $ 8,290           $ 23,546
                                                            =================  =================

In October 1998, the Company entered into the Fourth Amendment to the Amended and Restated Credit and Security Agreement with Norwest Business Credit (the "Lender"). This amendment provides for a reduction in the revolving credit facility from $20.0 million to $11.5 million. The Company incurred a fee of $75,000 in conjunction with this loan amendment.

Under the terms of the amended revolving line of credit, the Company may borrow up to $11.5 million or a lesser amount as determined by the borrowing base. The borrowing base is defined in the loan agreement and is comprised of a percentage of eligible receivables, inventory, and equipment. The revolving line of credit is payable in full by November 15, 2000. The interest rate on the revolving loan is based on the Lender's base rate (7.75% at December 31, 1998) plus 2.50%. At December 31, 1998 and 1997, the interest rates on the revolving loan were 10.25% and 12.0%, respectively.

Under the terms of the term loan, the Company may borrow up to $3.1 million. The term loan is due on demand and is payable in full by September 1, 1999. The interest rate on the term loan is based on Lender's base rate plus 2.75%. At December 31, 1998 and 1997, the annual interest rates were 10.50% and 12.25%, respectively.

Both credit facilities are secured by virtually all the assets of the Company. Additionally, the credit facilities prohibit the payment of dividends, restrict the Company's ability to incur additional indebtedness and require the Company to comply with certain financial covenants regarding profitability, minimum net worth and capital expenditures.

The Company was out of compliance with the financial loan covenants of its credit agreement at December 31, 1998. The Company has received a waiver from Norwest in regard to these covenants. In conjunction with receiving this waiver, the Company renegotiated the terms and covenants of the loan agreement with the Lender on March 12, 1999 in the Fifth Amendment to the Amended and Restated Credit and Security Agreement. This amendment provides for increased advance rates on eligible receivables and inventory of three percentage points and five percentage points, respectively. As of December 31, 1998 the Company's available borrowing capacity was $1.3 million. Based on the amended loan agreement, the Company's available borrowing capacity would have been approximately $3.4 million at December 31, 1998. The Company incurred a fee of $100,000 in conjunction with this amendment, $50,000 of which is not payable until August 1, 1999.

The obligations under capital leases are at fixed interest rates ranging from 4.9% to 20.2% and are collateralized by equipment and a letter of credit for $319,000. Machinery and equipment under capital leases were $1,152,000 (net of $368,000 of accumulated depreciation) and $1,290,000 (net of $172,000 of accumulated depreciation) as of December 31, 1998 and 1997, respectively.
Minimum  payments  on  noncancellable   operating  lease  obligations  are  for
buildings, autos, and office equipment. Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $219,000, $380,000 and
$150,000, respectively.

Future minimum principal payments on long-term debt, capital lease, and noncancellable operating lease obligations are as follows:

                                                       Principal Payments on
                                                        Long-Term Debt and                  Minimum Payments on
                 Year Ending                               Capital Lease                     Operating Lease
                                                            Obligations                         Obligations

                                               ----
-----------------------------------------------    --------------------------------------------------------------
                                                                           (In thousands)
      1999                                                        $ 3,350                            $ 68
      2000                                                          7,627                              22
      2001                                                            210                               6
      2002                                                            153                               -
      2003                                                            115                               -
      2004 and thereafter                                             185                               -
                                                           ---------------                 ---------------

      Total minimum principal payments                           $ 11,640                            $ 96
                                                           ===============                 ===============


8.    STOCKHOLDERS' EQUITY

Effective May 22, 1996, the Company completed its initial public offering of 2,600,000 shares of its common stock. Net proceeds to the Company aggregated approximately $18.1 million. As of the closing date of the offering, a $5.0 million convertible note with DowBrands converted into 763,500 shares of Series B preferred stock (see below).

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

Also in connection with the acquisition, the Company's Board of Directors authorized 763,500 shares of Series B convertible preferred stock ("Series B Preferred") which was issued in May 1996, upon conversion of a $5.0 million DowBrands Convertible Note. Series B Preferred bears an 8.0% per annum cumulative dividend, payable quarterly, has a liquidation preference of $6.55 per share or $5.0 million in the aggregate, has dividend and voting rights equal to common stock on an as-converted basis, and is redeemable at face value at the option of the Company in $1.0 million increments at any time. Each share of Series B Preferred is convertible into .660 shares of common stock at the option of the holder; however, if the trading price of the common equals or exceeds $21.21 per share for a 30-day trading period, the Company may force conversion. At December 31, 1998 and 1997, the Company was in arrears on its quarterly dividend payments by $600,000 and $200,000, respectively, on the Series B Preferred Stock.

Fixed Stock Option Plans - The Company maintains four fixed stock option plans for employees, consultants, directors, and advisory board members. These plans are the 1997 Stock Plan, 1996 Stock Incentive Plan, the 1996 Nonstatutory Stock Option Plan, and the Stock Option Plan for Non-Employee Directors and Advisory Board Members. Stock options under these plans are issued at an option price not less than market value on date of grant. Total shares authorized under these four plans are 972,852, 448,293, 16,155 and 113,700, respectively. Total shares available for grant at December 31, 1998 under the 1997 Stock Plan and the Stock Option Plan for Non-Employee Directors and Advisory Board Members were 384,928 and 64,200, respectively. No additional shares were available for grant under the 1996 Stock Incentive Plan or the 1996 Nonstatutory Stock Option Plan. Options granted to directors and advisory board members generally vest one year from the date of grant, and options currently granted to employees and consultants generally vest annually over three years. The 1996 Stock Incentive Plan also provides for the issuance of stock appreciation rights and restricted stock, none of which have been granted as of December 31, 1998.

A summary of changes in common stock options during 1996, 1997, and 1998 is as follows:

                                                                                Weighted
                                                             Shares               Price
                                                         ---------------   --------------------
Outstanding at December 31, 1995                                735,900                  $2.84
Granted (average fair value of $3.17)                         1,036,050                   4.61
Canceled                                                       (416,650)                  5.77
Exercised                                                       (42,900)                  1.64
                                                         ---------------

Outstanding at December 31, 1996                              1,312,400                   3.35
Granted (average fair value of $1.55)                           656,950                   2.37
Canceled                                                       (673,799)                  3.95
Exercised                                                       (56,100)                  2.76
                                                         ---------------

Outstanding at December 31, 1997                              1,239,451                   2.53
Granted (average fair value of $2.41)                            76,300                   2.41
Canceled                                                       (213,879)                  3.27
                                                         ---------------

Outstanding at December 31, 1998                              1,101,872                  $2.51
                                                         ===============


During 1998, 16,000 options were cancelled at exercise prices ranging from $3.63 to $4.25 per share and reissued at $2.25 per share. During 1997, 587,000 options were canceled at exercise prices ranging from $3.03 to $4.25 per share and reissued at $2.25 per share. During 1996, 340,350 options were canceled at exercise prices ranging from $6.06 to $8.00 per share and reissued at $4.25 per share. The reissued shares are included in the above table. Options exercisable at December 31, 1998 and 1997, were 874,432 and 751,599, respectively. The following table summarizes information about the four equity incentive plans at December 31, 1998:

                            Options Outstanding                                    Options Exercisable
--------------------------------------------------------------------------------------------------------------

                                        Weighted-
                                         Average           Weighted-                            Weighted-
     Range of                           Remaining           Average                              Average
     Exercise                          Contractual         Exercise                              Exercise
      Prices            Number       Life (in years)         Price               Number           Price
-------------------------------------------------------------------------   ----------------------------------
  $ 0.16 - 0.38               1,550        9.80              $0.22                         -
     1.52 - 1.94            308,932        6.40              1.52                    307,032      $1.52
     2.16 - 2.88            510,966        6.92              2.31                    359,359       2.28
     3.00 - 4.38            280,424        7.34              3.99                    208,041       3.93
                   -----------------                                        -----------------

                          1,101,872                                                  874,432
                   =================                                        =================

The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its fixed stock option plans and stock purchase plan. Accordingly, no compensation cost has been recognized for these stock-based compensation plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                 1998                 1997                1996
                                           -----------------    -----------------   -----------------
                                                           (In thousands, except per
                                                                share amounts)
Net (loss) income:
      As reported                                    $ (209)           $ (19,360)              $ 553
                                           =================    =================   =================
      Pro forma                                    $ (1,170)           $ (20,413)             $ (142)
                                           =================    =================   =================

Basic (loss) income per common share:
      As reported                                   $ (0.10)             $ (3.48)             $ 0.07
                                           =================    =================   =================
      Pro forma                                     $ (0.27)             $ (3.66)            $ (0.08)
                                           =================    =================   =================


Diluted (loss) income per common share:
      As reported                                   $ (0.10)             $ (3.48)             $ 0.06
                                           =================    =================   =================
      Pro forma                                     $ (0.27)             $ (3.66)            $ (0.08)
                                           =================    =================   =================

In determining the above pro forma amounts under SFAS 123, fair values for the fixed stock option plans are estimated on the date of grant using the Black-Scholes pricing model, with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 333%, 77%, and 65%; risk-free interest rates of 4.5%, 5.9% and 6.4%; expected lives of 6.5 years for all three years; and no expected dividends. The assumptions and proforma effects underlying the Employee Stock Purchase Plan are immaterial to the financial statements at December 31, 1998. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Employee Stock Purchase Plan - In 1997, the Company adopted the 1997 Employee Stock Purchase Plan. Under the terms of the plan, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Employees can choose to have up to 20% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the fair market value of a share of the Company's common stock on the enrollment date or on the exercise date, whichever is lower. Approximately 8% of eligible employees participated in the Plan at December 31, 1998. The Company sold 72,636 and 34,833 shares to employees in 1998 and 1997, respectively.

Employee Stock Plan - In November 1995, the Company adopted the Employee Stock Plan for the purpose of issuing up to an aggregate of 16,500 shares to former DowBrands employees at no cost to the employees. As of December 31, 1996, 15,575 shares were issued pursuant to this plan and had an immaterial impact on the Company's financial statements. No other grants have been issued under the plan.

Noncash Credits - Certain of the Company's employees have received a portion of their salaries in the form of noncash credits which may be applied to 80% of the exercise price of options granted to them. Such credits, $132,000 at December 31, 1996, have been recorded as expense and additional paid-in capital as the related salaries were earned. The Company ceased issuing any additional noncash credits at December 31, 1996.

Stock Subscription Receivable - In 1995, the Company issued 33,000 shares of common stock in exchange for a $50,000 note receivable. The note bears interest at 6% and is due July 2001 or 30 days after the sale of such common stock, whichever is earlier.

Warrants - In November 1995, the Company borrowed $225,000 from employees and stockholders. The borrowings were repaid in February 1996 with interest at 12%. In addition, the lenders received warrants to purchase 74,250 shares of common stock at $3.03 per share. The warrants became exercisable in May, 1996 and expired in November, 1998.

9.       EARNINGS PER SHARE

                                                                                      1998            1997            1996
                                                                                 --------------- --------------- ---------------
                                                                                     (In thousands, except per share data)
Net (Loss) Income                                                                        $ (209)      $ (19,360)          $ 553
Less: Dividends on Series B Preferred Stock                                                (400)           (400)           (233)
                                                                                 --------------- --------------- ---------------

Net (Loss) Income Available to Common Shareholders                                       $ (609)      $ (19,760)          $ 320
                                                                                 =============== =============== ===============


Weighted Average Common Shares Outstanding - Basic                                        5,854           5,685           4,557
                                                                                 --------------- --------------- ---------------

Basic (Loss) Income per Common Share                                                    $ (0.10)        $ (3.48)         $ 0.07
                                                                                 =============== =============== ===============

Weighted Average Common Shares Outstanding                                                5,854           5,685           4,557
    Dilutive Shares Issuable in Connection with:
      Conversion of Series A Preferred Stock                                                  -               -             660
      Stock Plans                                                                             -               -             998
    Less: Shares purchasable with proceeds from stock plans                                   -               -            (606)
                                                                                 --------------- --------------- ---------------

Weighted Average Common Shares Outstanding - Diluted                                      5,854           5,685           5,609
                                                                                 --------------- --------------- ---------------

Diluted (Loss) Income per Common Share                                                  $ (0.10)        $ (3.48)         $ 0.06
                                                                                 =============== =============== ===============

Options to purchase 706,500 shares of common stock at prices of $4.25 to $4.75 per share were outstanding as of December 31, 1996, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. These options will expire in 2006.


10.      EMPLOYEE BENEFIT PLANS

The Company established an Employee Savings Plan (401k) during 1996 covering substantially all employees. Company contributions to this plan are at the discretion of the Board of Directors, subject to certain limitations. The Company made no contributions to the plan during the years ending December 31, 1998, 1997, or 1996.

The Company does not provide other post-retirement benefits to its employees.

11.      INCOME TAXES

The (benefit) provision for income taxes has been offset by the change in the valuation allowance for the years ended December 31, 1998, 1997, and 1996. As future profits are not yet predictable, the utilization of net operating loss carryforwards is not determinable.

A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                                              1998            1997            1996
                                                                         --------------  --------------  --------------
                                                                                          (In thousands)
(Benefit) provision for income at U.S. federal statutory rates (34%)             $ (71)       $ (6,582)          $ 188
Other items                                                                        176             488              63
Change in valuation allowance                                                     (105)          6,094            (251)
                                                                         --------------  --------------  --------------

Provision for income tax                                                           $ -             $ -             $ -
                                                                         ==============  ==============  ==============



The significant components of deferred income taxes as of December 31 are as follows:


                                                                                 1998             1997
                                                                             --------------   --------------
                                                                                   (In thousands)
Tax effects of:
    Current deferred tax assets and liabilities:
       Accounts Receivable, principally due to reserves                              $ 144            $ 317
       Inventories, partially due to additional costs
         capitalized for tax purposes                                                  518              482
       Employee benefits                                                               300              389
       Other (includes contingencies, other assets and
         other accruals)                                                               210              (25)
                                                                             --------------   --------------
                                                                                     1,172            1,163
    Long-term deferred tax assets and liabilities:
       License fee                                                                       -              285
       Tax credits                                                                      82              110
       Federal and state operating loss                                              8,155            7,534
       Property, plant and equipment                                                (1,644)          (1,222)
                                                                             --------------   --------------
                                                                                     6,593            6,707
                                                                             --------------   --------------
    Gross deferred tax assets                                                        7,765            7,870
    Valuation allowance                                                             (7,765)          (7,870)
                                                                             --------------   --------------

Net deferred taxes                                                                     $ -              $ -
                                                                             ==============   ==============



Due to the Company's net operating losses, the Company has not paid significant income taxes in 1998, 1997, or 1996. The Company has accumulated approximately $24.0 million of federal and state operating loss carryforwards (NOLs) at December 31, 1998. These NOLs expire periodically between the years 2009 and 2013.

12.   RELATED PARTY TRANSACTIONS

Promissory Note - In May 1993, the Company licensed its proprietary technology from Intertec Ltd., a limited partnership controlled by the Company's Chairman of the Board, pursuant to an exclusive 30-year, nonassignable license agreement (the "License Agreement"). According to the terms of the License Agreement, the Company is required to pay a $1.0 million license fee, plus royalties, to Intertec Holdings, L.P. as agent for Intertec Ltd. Due to uncertainty regarding recoverability from future operations, the license fee was expensed in 1993. A note for the license fee ("Intertec Note") was payable in four equal annual installments of $250,000. The first installment was made in May, 1997. At December 31, 1997, related party obligations consisted of the $750,000 promissory note for license rights, of which $250,000 was classified as current. The balance of the note plus accrued interest was satisfied in March 1998. The Company will pay a royalty to Intertec Ltd. equal to (i) 1.0% of the Company's proceeds from any direct sales made by the Company of products, instruments or components using, or derived from, the technology, and (ii) 1.0% of the "revenue base" of the Company's sublicensees. The "revenue base" is the proceeds received by the sublicensees for their sales of products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using the Company's technology reach $10.0 billion. No royalty fees have been earned or paid to date.

Stock Purchase Agreement - In March 1996, the Company and Intertec Holdings, L.P. entered into a stock purchase agreement whereby Intertec Holdings, L.P. agreed to purchase from the Company, and the Company agreed to sell to Intertec Holdings, L.P. a total of 146,107 shares of common stock at $8.00 per share. Intertec Holdings, L.P. was obligated, subject to there being no event of default under the Company's loan agreements and certain other conditions, to purchase and pay for the shares in four equal annual installments, with the option of accelerating one or more purchases on 30 days' notice to the Company. In May 1997, Intertec acquired the first installment of 36,526 shares of the Company's common stock based on $8.00 per share. In March 1998, Intertec Holdings, L.P. elected to acqiure the remaining 109,581 shares of the Company's common stock at $8.00 per share thereby fulfilling its obligation to acquire a total of 146,107 shares.

Leases - The Company leases its offices and certain office equipment in Mill Valley, California, from Innovative Capital Management, Inc., (ICM) a related party, under a month-to-month lease with monthly rentals of $5,779. The Company's Chairman of the Board and Chief Executive Officer and his family own 100% of the outstanding stock of ICM. Rental expense was $86,196, $121,919, and $99,975 for the years ended 1998, 1997 and 1996, respectively.

DowBrands  Purchase  Credits - In connection with the  acquisition  described in
Note 1, DowBrands agreed to purchase 100% of its requirements for certain DowBrands products from the Company for a period of two years beginning November 16, 1995. In connection with this requirements agreement, DowBrands agreed to accept, as part of the purchase price, $3 million in credits to be applied against future purchases. These credits were issued to DowBrands each quarter in the amount of $375,000 until the credits were fully used in 1997. Revenues from this arrangement totaled $0, $16.4 million, and $22.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. Services were priced based on direct material and labor costs incurred plus an agreed upon profit margin.


13.   LEGAL PROCEEDINGS

On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, damages and a recision of all actions approved at the November 2, 1998 Annual Meeting. In addition, the plaintiffs are seeking the appointment of a receiver for the Company and changes in the disclosures to correct what they allege are errors and costs and attorney's fees. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders. No discovery has been commenced against the Company, only minimal discovery has been conducted by plaintiffs, and no significant dates have been set in the litigation.

The Company is a party to other legal proceedings in the normal course of business. It is the opinion of management that any losses in connection with these matters will not have a material effect on its financial position or operating results.

14.   COMMITMENTS AND CONTINGENCIES

The Company has entered into various purchase and sales commitments and obligations in the ordinary course of business which management does not believe will have a material adverse effect on its financial position or results of operations.

15.      SEGMENT INFORMATION

The Company develops, formulates, manufactures, and markets personal hair care products for the consumer market and, until July 1998, the professional hair care market. In addition, the Company develops, formulates, and manufactures hair care, personal care, and household products for third parties. The Company's reportable segments have separate sales departments, and although the products are similar, they are sold and marketed differently.

The Company adopted  Statement of Financial  Accounting  Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information," during 1998. Operating segments are defined by SFAS 131 as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources in assessing performance (the "management approach"). The Company's chief operating decision-maker who determines the allocation of resources and assesses the performance of the operating segments is the chief executive officer of the operating division.

The accounting policies of the segments are the same as those of the Company as described in Note 3. The Company's operating segments include the Retail Group, Salon Group, and the Custom Manufacturing Group. As the Retail and Salon Groups have similar economic characteristics, they have been aggregated into one reportable segment called the Retail and Salon Group. The Company evaluates performance based on contribution before fixed expenses.

The  Retail  and Salon  Group  sells  hair  care  products  including  shampoos, conditioners, hair sprays, and other styling aids. These products are distributed to consumer retail outlets and until July 1998, professional salon and specialty shops. Products sold by the Retail and Salon Group require substantial marketing support to maintain their sales.

The Custom Manufacturing Group develops, formulates, and manufactures hair care, personal care, and household products for third parties. This group is service oriented and no significant marketing is required to support its sales.

The Company does not allocate fixed expenses by segment for internal reporting or decision making purposes and therefore has not disclosed operating profit by segment. The majority of the Company's fixed expenses are shared expenses of both reporting segments and consist principally of administration and manufacturing overhead. The Company's products are manufactured on common production lines and therefore the Company does not analyze fixed assets or capital expenditures by segment.

Following is the financial information related to the Company's segments:

                                                         1998               1997               1996
                                                    ----------------   ----------------   ----------------
                                                                        (In thousands)
Net sales
     Retail and Salon Group                                $ 56,216           $ 93,098           $ 86,266
     Custom Manufacturing Group                              17,827             25,377             30,817
                                                    ----------------   ----------------   ----------------

        Total net sales                                      74,043            118,475            117,083

Profit before fixed expenses
     Retail and Salon Group                                  13,342              4,842             19,365
     Custom Manufacturing Group                               4,634              5,012              6,104
                                                    ----------------   ----------------   ----------------

        Total profit before fixed expenses                   17,976              9,854             25,469

Fixed expenses                                               21,238             27,380             24,242
Operating (loss) income                                      (3,262)           (17,526)             1,227
Interest expense                                              1,951              2,236              1,386
Other expense (income)                                          432               (402)              (712)
Gain on sale of professional salon brands                     5,436                  -                  -
                                                    ----------------   ----------------   ----------------

Net (loss) income                                            $ (209)         $ (19,360)             $ 553
                                                    ================   ================   ================



The Company sells the majority of its products to large U.S. retailers. Excluding sales to DowBrands, sales to the Company's largest customer were $15.7, $18.4, and $19.1 million in 1998, 1997, and 1996, respectively. No other customer accounted for more than 10% of total net sales in 1998, 1997, or 1996. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, which have been insignificant.

Exhibit 10.19
                    FOURTH AMENDMENT TO AMENDED AND RESTATED
                          CREDIT AND SECURITY AGREEMENT

This Amendment, dated as of October 19, 1998, is made by and between THE LAMAUR CORPORATION, a Delaware corporation (the "Borrower"), and NORWEST BUSINESS CREDIT, INC., a Minnesota corporation (the "Lender").

                                    Recitals

The Borrower and the Lender have entered into an Amended and Restated Credit and Security Agreement dated as of May 16, 1997, as amended by a First Amendment to Amended and Restated Credit and Security Agreement dated as of August 13, 1997, a Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 13, 1997, and a Third Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults dated as of March 31, 1998 (as so amended, the "Credit Agreement"). Capitalized terms used in these recitals have the meanings given to them in the Credit Agreement unless otherwise specified.

The Borrower has requested that certain amendments be made to the Credit Agreement, which the Lender is willing to make pursuant to the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements herein contained, it is agreed as follows:

1. Defined Terms. Capitalized terms used in this Amendment which are defined in the Credit Agreement shall have the same meanings as defined therein, unless otherwise defined herein. In addition, Section 1.1 of the Credit Agreement is amended by adding or amending, as the case may be, the following definitions:

"'Borrowing Base' means, at any time and subject to change from time to time at the Lender's sole discretion, the lesser of:

(a) the Commitment, or

(b) the sum of

(i) the lesser of (A) 75% of Eligible Accounts, or (B) $10,000,000; plus

(ii) the lesser of (A) 50% of Eligible Finished Goods Inventory, or (B) $4,000,000." "'Commitment' means $11,500,000."

"'Fourth Amendment means that certain Fourth Amendment to Amended and Restated Credit and Security Agreement, dated as of October 19, 1998, by and between the Borrower and Lender."

"'Fourth Amendment Effective Date' means the date on which all of the items listed in paragraph 9 of the Fourth Amendment are satisfied in full."

"'Note' means collectively, the Revolving Note A, the Revolving Real Estate Note, and the Real Estate Note."

"'Original Real Estate Loan' means the Real Estate Loan made pursuant to Section
2.3 of the Credit Agreement before such Section was amended pursuant to the Fourth Amendment."

"'Real Estate Note' means the promissory note of the Borrower payable to the order of the Lender in the amount of $3,123,333.43, in substantially the form of Exhibit C to the Fourth Amendment (as such promissory note may be amended, extended or otherwise modified from time to time) and also means all other promissory notes accepted from time to time in substitution therefor or in renewal thereof."

"'Revolving Note A' means the promissory note of the Borrower payable to the order of the Lender in the amount of $9,375,000, in substantially the form of Exhibit A to the Fourth Amendment (as such promissory note may be amended, extended or otherwise modified from time to time) and also means all other promissory notes accepted from time to time in substitution therefor or in renewal thereof."

"'Revolving Notes' means collectively, the Revolving Note A and the Revolving Real Estate Note."

"'Revolving Real Estate Note' means the promissory note of the Borrower payable to the order of the Lender in the amount of $2,125,000, in substantially the form of Exhibit B to the Fourth Amendment (as such promissory note may be amended, extended or otherwise modified from time to time) and also means all other promissory notes accepted from time to time in substitution therefor or in renewal thereof."

"'Second Amendment to Mortgage' means the Second Amendment to Mortgage, Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents dated as of October 19, 1998 by and between the Lender and the Borrower."

"'Term Loan Floating Rate' means an annual rate equal to the sum of the Base Rate plus two and three-quarters percent (2.75%) which Term Loan Floating Rate shall change when and as the Base Rate Changes."

"'Term Loan Termination Date' means April 16, 1999."

2. Real Estate Loan. Section 2.3 of the Credit Agreement is hereby amended by replacing it with the following:

"Section 2.3 Real Estate Loan. As of the Fourth Amendment Effective Date, the outstanding balance of the Original Real Estate Loan is $248,333.43. The Lender may, in its sole discretion, make an additional real estate term loan in the original principal amount of $2,875,000, which is $3,123,333,43 less $248,333.43. The real estate term loan described in the immediately preceding sentence, together with the outstanding balance of the Original Real Estate Loan as of the Fourth Amendment Effective Date is referred to herein as the "Real Estate Loan." The Real Estate Loan shall be secured by the Collateral as provided in Article III hereof and by the Real Estate as provided in the Mortgage. Upon fulfillment of the applicable conditions set forth in paragraph 9 of the Fourth Amendment, the Lender shall disburse loan proceeds by crediting the same to the Borrower's demand deposit account specified in Section 2.1(b) unless the Lender and the Borrower shall agree in writing to another manner of disbursement."

3. Notes. Sections 2.4(a) and 2.4(c) of the Credit Agreement are hereby amended by replacing them with the following:

"(a) The  Borrower's  obligation  to pay the  Advances  made by the Lender under
Section 2.1, to the extent the outstanding principal balance thereof is less than or equal to $2,125,000, shall be evidenced by the Revolving Real Estate Note and shall be secured by the Collateral, as provided in Article III hereof and by the Real Estate as provided in the Mortgage. The Borrower's obligation to pay the Advances made by the Lender under Section 2.1, to the extent the outstanding principal balance thereof is greater than $2,125,000 shall be evidenced by Revolving Note A and shall be secured by the Collateral as provided in Article III. The principal of the Revolving Notes shall be payable as provided herein and on the earlier of the Termination Date or acceleration by the Lender pursuant to Section 8.2 hereof, and shall bear interest as provided herein."

(c) The Borrowers obligation to pay the Real Estate Loan shall be evidenced by and repayable with interest in accordance with the Real Estate Note. The principal of the Real Estate Note shall be payable on demand or, if demand is not sooner made, on the earlier of the Term Loan Termination Date or acceleration by the Lender pursuant to Section 8.2 hereof. The Real Estate Note shall bear interest as provided herein."

4. Interest. The final sentence of Section 2.5(c) of the Credit Agreement is amended to read as follows:

"Interest accruing on the Principal balance of the Real Estate Loan outstanding from time to time shall be payable on the first day of each month and on the Term Loan Termination Date or earlier demand therefore or prepayment in full."

5. Revolving Notes. Except as explicitly amended by the Fourth Amendment, all references in the Credit Agreement to the Revolving Note shall be deemed to refer to the Revolving Notes.

6. No Other Changes. Except as explicitly amended by the Fourth Amendment, all of the terms and conditions of the Credit Agreement shall remain in full force and effect and shall apply to any Advance or Letter of Credit thereunder.

7. Restructuring Fee. The Borrower shall pay the Lender as of the date hereof a fully earned, non-refundable fee in the amount of $75,000 in consideration of the Lender's execution of this Amendment.

8. Existing Advances. As of October 16, 1998, the outstanding principal balance of the Advances made by the Lender pursuant to Section 2.1 of the Credit Agreement was $7,248,610.02, with accrued but unpaid interest of $32,691.39. Such amounts are due and owing by the Borrower in accordance with the Credit Agreement and the Borrower has no knowledge as of the execution hereof of any claim, defense or offset to enforcement of the Credit Agreement. Upon execution and delivery of this Amendment, such Advances and accrued but unpaid interest shall be repayable in accordance with the Revolving Notes.

9. Conditions Precedent. This Amendment, and the waiver set forth in Paragraph 4 hereof, shall be effective when the Lender shall have received an executed original hereof, together with each of the following, each in substance and form acceptable to the Lender in its sole discretion:

(a) The Revolving Note A, duly executed on behalf of the Borrower.

(b) The Revolving Real Estate Note, duly executed on behalf of the Borrower.

(c) The Real Estate Note, duly executed on behalf of the Borrower.

(d) Second Amendment to Mortgage, duly executed by the Borrower.

(e) A Certificate of the Secretary of the Borrower certifying as to (i) the resolutions of the board of directors of the Borrower approving the execution and delivery of this Amendment and the Notes, (ii) the fact that the Articles of Incorporation and Bylaws of the Borrower, which were certified and delivered to the Lender pursuant to the Certificate of Authority of the Borrower's Secretary dated as of May 16, 1997 continue in full force and effect and have not been amended or otherwise modified except as set forth in the Certificate to be delivered, and (iii) certifying that the officers and agents of the Borrower who have been certified to the Lender, pursuant to the Certificate of Authority of the Borrower's Secretary dated as of May 16, 1997, as being authorized to sign and to act on behalf of the Borrower continue to be so authorized or setting forth the sample signatures of each of the officers and agents of the Borrower authorized to execute and deliver this Amendment and all other documents, agreements and certificates on behalf of the Borrower.

(f) An updated title insurance commitment, in form and substance satisfactory to the Lender, issued by a title insurance company acceptable to the Lender, with such commitment constituting a commitment by such title company to issue a mortgagee's title policy in the Lender's favor as mortgagee under the Mortgage, that will be free from all standard exceptions, including mechanics' liens and all other exceptions not previously approved by the Lender and that will insure the Mortgage to be a valid first lien on the Real Estate, subject only to such prior liens and encumbrances as are approved by the Lender, in an amount not less than the Maximum Line; such commitment shall be without the so-called "pending disbursement" clause and shall include the following endorsements: comprehensive 100, contiguity, easement, access, and zoning.

(g) Payment of the fee described in Paragraph 7.

(h) Such other matters as the Lender may require.

10. Representations and Warranties. The Borrower hereby represents and warrants to the Lender as follows:

(a) The Borrower has all requisite power and authority to execute this Amendment and the Notes and to perform all of its obligations hereunder, and this Amendment and the Note have been duly executed and delivered by the Borrower and constitute the legal, valid and binding obligations of the Borrower, enforceable in accordance with their terms.

(b) The execution, delivery and performance by the Borrower of this Amendment and the Notes have been duly authorized by all necessary corporate action and do not (i) require any authorization, consent or approval by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, (ii) violate any provision of any law, rule or regulation or of any order, writ, injunction or decree presently in effect, having applicability to the Borrower, or the articles of incorporation or by-laws of the Borrower, or
(iii) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected.

(c) All of the representations and warranties contained in Article V of the Credit Agreement are correct on and as of the date hereof as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date.

11. References. All references in the Credit Agreement to "this Agreement" shall be deemed to refer to the Credit Agreement as amended hereby; and any and all references in the Security Documents to the Credit Agreement shall be deemed to refer to the Credit Agreement as amended hereby.

12. No Waiver. The execution and acceptance of this Amendment and the Notes shall not be deemed to be a waiver of any Default or Event of Default under the Credit Agreement or breach, default or event of default under any Security
Document or other document held by the Lender, whether or not known to the Lender and whether or not existing on the date of this Amendment.

13. Release. The Borrower hereby absolutely and unconditionally releases and forever discharges the Lender, and any and all participants, parent corporations, subsidiary corporations, affiliated corporations, insurers, indemnitors, successors and assigns thereof, together with all of the present and former directors, officers, agents and employees of any of the foregoing, from any and all claims, demands or causes of action of any kind, nature or description, whether arising in law or equity or upon contract or tort or under any state or federal law or otherwise, which the Borrower has had, now has or has made claim to have against any such person for or by reason of any act, omission, matter, cause or thing whatsoever arising from the beginning of time to and including the date of this Amendment, whether such claims, demands and causes of action are matured or unmatured or known or unknown.

14. Costs and Expenses. The Borrower hereby reaffirms its agreement under the Credit Agreement to pay or reimburse the Lender on demand for all fees, costs and expenses incurred by the Lender in connection with the Credit Agreement, the Security Documents and all other documents contemplated thereby, including without limitation all reasonable fees and disbursements of legal counsel and any mortgage registration tax payable in connection with the filing of the Second Amendment to Mortgage. Without limiting the generality of the foregoing, the Borrower specifically agrees to pay all fees and disbursements of counsel to the Lender for the services performed by such counsel in connection with the preparation of this Amendment and the documents and instruments incidental hereto. The Borrower hereby agrees that the Lender may, at any time or from time to time in its sole discretion and without further authorization by the Borrower, make a loan to the Borrower under the Credit Agreement, or apply the proceeds of any loan, for the purpose of paying any such fees, disbursements, costs and expenses.

15. Miscellaneous. This Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and all of which counterparts, taken together, shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first written above.

THE LAMAUR CORPORATION                   NORWEST BUSINESS CREDIT, INC.

By _________________________________     By _________________________________
     John D. Hellmann                           Brian F. Fitzpatrick
     Its Vice President                         Its Vice President

                          Exhibit A to Fourth Amendment
                    to Amended and Restated Credit Agreement

                                REVOLVING NOTE A

                                    $9,375,000
                              Minneapolis, Minnesota
                                October 19, 1998

For value received, THE LAMAUR CORPORATION, a Delaware corporation (the "Borrower"), promises to pay to the order of Norwest Business Credit, Inc, a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at such other place as the holder hereof may hereafter from time to time designate in writing, on the Termination Date, in lawful money of the United States of America, the principal sum of Nine Million, Three Hundred and Seventy-Five Thousand Dollars ($9,375,000), or, if less, the aggregate unpaid principal amount of all advances made by the Lender to the Borrower pursuant to the Amended and Restated Credit and Security Agreement dated as of May 16, 1997, between the Borrower and the Lender as amended by a First Amendment to Amended and Restated Credit and Security Agreement dated as of August 13, 1997, a Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 13, 1997, a Third Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults dated as of March 31, 1998, and a Fourth Amendment to Amended and Restated Credit Agreement of even date herewith (and as the same may hereafter be amended or restated from time to time, the "Credit Agreement"), and to pay interest on the principal balance of this Note outstanding from time to time at the rate or rates and at the times determined pursuant to the Credit Agreement.

To the extent this Note evidences the Borrower's obligation to pay Advances made before the date hereof, this Note is issued in substitution for and replacement of but not in payment of the Borrower's revolving promissory note dated as of May 16, 1997, payable to the order of the Lender in the original principal amount of $20,000,000.

This Note is issued pursuant to, and is subject to, the Credit Agreement, which provides (among other things) for acceleration of the maturity hereof upon the occurrence of an Event of Default (as defined therein) and for the mandatory prepayment hereof as provided in Section 2.7 of the Credit Agreement. This Note is the Revolving Note A referred to in the Credit Agreement. This Note is secured, among other things, pursuant to the Credit Agreement and the Security Documents (other than the Mortgage) as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

The Borrower shall pay all costs of collection, including reasonable attorneys fees and legal expenses, if this Note is not paid when due, whether or not legal proceedings are commenced.

Presentment or other demand for payment, notice of dishonor and protest are expressly waived.
                             THE LAMAUR CORPORATION

By____________________________________________________________
Its___________________________________________________________

                          Exhibit B to Fourth Amendment
                    to Amended and Restated Credit Agreement

                           REVOLVING REAL ESTATE NOTE

                                   $2,125,000
                              Minneapolis, Minnesota
                                October 19, 1998

For value received, THE LAMAUR CORPORATION, a Delaware corporation (the "Borrower"), promises to pay to the order of Norwest Business Credit, Inc, a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at such other place as the holder hereof may hereafter from time to time designate in writing, on the Termination Date, in lawful money of the United States of America, the principal sum of Two Million, One Hundred and Twenty-Five Thousand Dollars ($1,125,000), or, if less, the aggregate unpaid principal amount of all advances made by the Lender to the Borrower pursuant to the Amended and Restated Credit and Security Agreement dated as of May 16, 1997, between the Borrower and the Lender as amended by a First Amendment to Amended and Restated Credit and Security Agreement dated as of August 13, 1997, a Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 13, 1997, a Third Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults dated as of March 31, 1998, and a Fourth Amendment to Amended and Restated Credit Agreement of even date herewith (and as the same may hereafter be amended or restated from time to time, the "Credit Agreement"), and to pay interest on the principal balance of this Note outstanding from time to time at the rate or rates and at the times determined pursuant to the Credit Agreement.

To the extent this Note evidences the Borrower's obligation to pay Advances made before the date hereof, this Note is issued in substitution for and replacement of but not in payment of the Borrower's revolving promissory note dated as of May 16, 1997, payable to the order of the Lender in the original principal amount of $20,000,000.

This Note is issued pursuant to, and is subject to, the Credit Agreement, which provides (among other things) for acceleration of the maturity hereof upon the occurrence of an Event of Default (as defined therein) and for the mandatory prepayment hereof as provided in Section 2.7 of the Credit Agreement. This Note is the Revolving Real Estate Note referred to in the Credit Agreement. This Note is secured, among other things, pursuant to the Credit Agreement and the Security Documents, including the Mortgage, as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

The Borrower shall pay all costs of collection, including reasonable attorneys' fees and legal expenses, if this Note is not paid when due, whether or not legal proceedings are commenced.

Presentment or other demand for payment, notice of dishonor and protest are expressly waived.
                             THE LAMAUR CORPORATION
By____________________________________________________________
Its______________________________________________________

                          Exhibit C to Fourth Amendment
                    to Amended and Restated Credit Agreement


                                REAL ESTATE NOTE

                                   $3,123,333.43
                              Minneapolis, Minnesota
                                October 19, 1998

For value received, THE LAMAUR CORPORATION, a Delaware corporation (the "Borrower"), hereby promises to pay ON DEMAND, and if demand is not sooner made, then as provided in the Credit Agreement (defined below), to the order of NORWEST BUSINESS CREDIT, INC., a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Three Million, One Hundred Twenty-Three Thousand, Three Hundred and Thirty-three Dollars and Forty-Three Cents ($3,123,333.43) or, if less, the aggregate unpaid principal amount of all Real Estate Loans made by the Lender to the Borrower under the Credit Agreement (defined below) together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Amended and Restated Credit and Security Agreement dated as of May 16, 1997, between the Borrower and the Lender as amended by a First Amendment to Amended and Restated Credit and Security Agreement dated as of August 13, 1997, a Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 13, 1997, a Third Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults dated as of March 31, 1998, and a Fourth Amendment to Amended and Restated Credit Agreement of even date herewith (as the same may hereafter be amended, supplemented or restated from time to time, the "Credit Agreement") by and between the Lender and the Borrower. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.

To the extent this Note evidences the Borrower's obligation to pay Advances made before the date hereof, this Note is issued in substitution for and replacement of but not in payment of the Borrower's amended and restated real estate note dated as of May 16, 1997, payable to the order of the Lender in the original principal amount of $4,700,000.

This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Real Estate Note referred to in the Credit Agreement. This Note is secured, among other things, pursuant to the Credit Agreement and the Security Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

The Borrower hereby agrees to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.

Presentment or other demand for payment, notice of dishonor and protest are expressly waived.
                             THE LAMAUR CORPORATION

By____________________________________________________________
Its______________________________________________________

Exhibit 10.20
                     FIFTH AMENDMENT TO AMENDED AND RESTATED
                          CREDIT AND SECURITY AGREEMENT

This Amendment, dated as of March 12, 1999, is made by and between THE LAMAUR CORPORATION, a Delaware corporation (the "Borrower"), and NORWEST BUSINESS CREDIT, INC., a Minnesota corporation (the "Lender").

                                    Recitals

The Borrower and the Lender have entered into an Amended and Restated Credit and Security Agreement dated as of May 16, 1997, as amended by a First Amendment to Amended and Restated Credit and Security Agreement dated as of August 13, 1997, a Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 13, 1997, a Third Amendment to Amended and Restated Credit and
Security Agreement and Waiver of Defaults dated as of March 31, 1998 and a Fourth Amendment to Amended and Restated Credit and Security Agreement dated as of October 19, 1998 (as so amended, the "Credit Agreement"). Capitalized terms used in these recitals have the meanings given to them in the Credit Agreement unless otherwise specified.

The Borrower has requested that certain amendments be made to the Credit Agreement, which the Lender is willing to make pursuant to the terms and conditions set forth herein.

NOW, THEREFORE, in consideration of the premises and of the mutual covenants and agreements herein contained, it is agreed as follows:

1. Defined Terms. Capitalized terms used in this Amendment which are defined in the Credit Agreement shall have the same meanings as defined therein, unless otherwise defined herein. In addition, Section 1.1 of the Credit Agreement is amended by adding or amending, as the case may be, the following definitions:

"'Borrowing Base' means, at any time and subject to change from time to time at the Lender's sole discretion, the lesser of:

(a) the Commitment, or

(b) the sum of

(i) the lesser of (A) 78% of Eligible Accounts, or (B) $10,000,000; plus

(ii) the lesser of (A) 55% of Eligible Finished Goods Inventory, or (B) $4,000,000; plus

(iii) the lesser of (A) 100% of Equipment Eligibility, or (B) $2,000,000."

"'Contract Division Sale' has the meaning set forth in Paragraph 7 of the Fifth Amendment."

"'Equipment Eligibility' means the forced sale liquidation value of the Borrower's existing Equipment located at the address set forth in Schedule 1 to the Fifth Amendment, not including any existing equipment in which the Lender does not hold a first priority perfected security interest."

"'Fifth Amendment' means that certain Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of March 12, 1999, by and between the Borrower and Lender."

"'Revolving Note A' means the promissory note of the Borrower payable to the order of the Lender in the amount of $6,875,000, in substantially the form of Exhibit A to the Fifth Amendment (as such promissory note may be amended, extended or otherwise modified from time to time) and also means all other promissory notes accepted from time to time in substitution therefor or in renewal thereof."

"'Revolving Real Estate Note' means the promissory note of the Borrower payable to the order of the Lender in the amount of $4,625,000, in substantially the form of Exhibit B to the Fifth Amendment (as such promissory note may be amended, extended or otherwise modified from time to time) and also means all other promissory notes accepted from time to time in substitution therefor or in renewal thereof."

"'Term Loan Termination Dat' means September 1, 1999."

"'Third Amendment to Mortgage' means the Third Amendment to Mortgage, Security Agreement and Fixture Financing Statement and Assignment of Leases and Rents dated as of March 12, 1999 by and between the Lender and the Borrower."

2. Notes. Section 2.4(a) of the Credit Agreement is hereby amended by replacing them with the following:

"(a) The  Borrower's  obligation  to pay the  Advances  made by the Lender under
Section 2.1, to the extent the outstanding principal balance thereof is less than or equal to $4,625,000, shall be evidenced by the Revolving Real Estate Note and shall be secured by the Collateral, as provided in Article III hereof and by the Real Estate as provided in the Mortgage. The Borrowe's obligation to pay the Advances made by the Lender under Section 2.1, to the extent the outstanding principal balance thereof is greater than $4,625,000 shall be evidenced by Revolving Note A and shall be secured by the Collateral as provided in Article III. The principal of the Revolving Notes shall be payable as provided herein and on the earlier of the Termination Date or acceleration by the Lender pursuant to Section 8.2 hereof, and shall bear interest as provided herein."

3. Financial Covenants. Sections 6.12, 6.13, 6.14, and 6.15 of the Credit Agreement are hereby amended as follows:

"Section 6.12 [Reserved]."

Section 6.13 Book Net Worth Plus Subordinated Indebtedness. The Borrower shall at all times maintain (exclusive of any Subsidiaries or Affiliates unless the Lender specifically consents in writing to their inclusion in such calculation), Book Net Worth plus Subordinated Indebtedness of at least the following, calculated monthly as of the following dates:

 .................................... .........................................
       For the Month Ending            Minimum Book Net Worth Plus Subordinated
                                                     Indebtedness
 .................................... ..........................................
 .................................... ..........................................
              1/31/99                                $10,200,000
 .................................... ..........................................
 .................................... ..........................................
              2/28/99                                 $9,600,000
 .................................... .........................................
 .................................... .........................................
              3/31/99                                 $9,450,000
 .................................... .........................................
 .................................... .........................................
              4/30/99                                 $9,000,000
 .................................... .........................................
 .................................... .........................................
              5/31/99                                 $9,100,000
 .................................... .........................................
 .................................... .........................................
              6/30/99                                 $9,100,000
 .................................... .........................................
 .................................... .........................................
              7/31/99                                 $9,100,000
 .................................... .........................................
 .................................... .........................................
              8/31/99                                 $9,100,000
 .................................... .........................................
 .................................... .........................................
              9/30/99                                 $9,500,000
 .................................... .........................................
 .................................... .........................................
             10/31/99                                 $9,350,000
 .................................... .........................................
 .................................... .........................................
             11/30/99                                 $9,250,000
 .................................... .........................................
 .................................... .........................................
             12/31/99                                 $9,150,000
 .................................... .........................................
This covenant will be adjusted dollar-for-dollar to account for any 1998 fiscal year-end adjustment in the Borrower's Book Net Worth required by the Borrower's certified public accountants that will change the Borrower's 1999 fiscal year opening Book Net Worth."

                           "Section 6.14 [Reserved]."

Section 6.15 Year to Date Net Income. The Borrower shall at all times maintain (exclusive of any Subsidiaries or Affiliates unless the Lender specifically consents in writing to their inclusion in such calculation) Net Income calculated on a fiscal year-to-date basis of at least the following amounts for the following dates:
 ..................................... ..............................
        For the Month Ending             Year-to-Date Net Income
 ..................................... ..............................
 ..................................... ..............................
              1/31/99                         ($1,000,000)
 ..................................... ..............................
 ..................................... ..............................
              2/28/99                         ($1,650,000)
 ..................................... ..............................
 ..................................... ..............................
              3/31/99                         ($1,800,000)
 ..................................... ..............................
 ..................................... ..............................
              4/30/99                         ($2,100,000)
 ..................................... ..............................
 ..................................... ..............................
              5/31/99                         ($2,100,000)
 ..................................... ..............................
 ..................................... ..............................
              6/30/99                         ($2,100,000)
 ..................................... ..............................
 ..................................... ..............................
              7/31/99                         ($2,100,000)
 ..................................... ..............................
 ..................................... ..............................
              8/31/99                         ($2,100,000)
 ..................................... ..............................
 ..................................... ..............................
              9/30/99                         ($1,800,000)
 ..................................... ..............................
 ..................................... ..............................
              10/31/99                        ($1,900,000)
 ..................................... ..............................
 ..................................... ..............................
              11/30/99                        ($2,000,000)
 ..................................... ..............................
 ..................................... ..............................
              12/31/99                        ($2,100,000)
 ..................................... ..............................

4. Capital Expenditures. Section 7. of the Credit Agreement is hereby amended as follows:

"Section 7.10 Capital Expenditures. The Borrower will not expend or contract to expend Capital Expenditures more than $400,000 in the aggregate during the Borrower's 1999 fiscal year."

5. No Other Changes. Except as explicitly amended by the Fifth Amendment, all of the terms and conditions of the Credit Agreement shall remain in full force and effect and shall apply to any Advance or Letter of Credit thereunder.

6. Waiver of Defaults. The Borrower is in default of the following provisions of the Credit Agreement (collectively, the "Defaults"):

Section/Covenant            Date           Required                 Actual

 ..................................................... ............. ........
6.12 Debt Service
 Coverage Ratio            12/31/98      3.00 to 1.00           2.24 to 1.00
 ..................................................... ............. .........
 ..................................................... ............. .........
6.13 Minimum Book Net
Worth Plus Subordinated
Debt                       12/31/98      $11,500,000         $11,246,000
 ..................................................... ............. ..........
 ..................................................... ............. ..........
6.15 Minimum Year-to-Date
 Net Income                12/31/98      $1,000,000          ($208,000)
 ..................................................... ............. ..........

Upon the terms and subject to the conditions set forth in this Amendment, the Lender hereby waives the Defaults. In consideration of the restructuring fee payable under paragraph 9 of this Amendment, the Lender hereby waives the Default Rate interest payable under Section 2.5 of the Credit Agreement as a result of the Defaults. This waiver shall be effective only in this specific instance and for the specific purpose for which it is given, and this waiver shall not entitle the Borrower to any other or further waiver in any similar or other circumstances.

7. Continuation Fee. Pursuant to the Fourth Amendment, the Commitment was reduced from $20,000,000 to $11,500,000; therefore, the Borrower acknowledges and agrees that pursuant to Paragraph 14 of the Third Amendment, a fee in the amount of $127,500 is currently payable (the "Continuation Fee"). The Borrower has informed the Lender that it intends to sell all or substantially all of the assets comprised of the manufacturing plant and equipment of the Borrower located in Fridley, Minnesota, together with third party manufacturing contracts associated with said Fridley, Minnesota location (the "Contract Division Sale"); in lieu of the Contract Division Sale, the Borrower intends to refinance the Credit Facility. The Lender hereby agrees to delay collection of the Continuation Fee until the earlier of the Termination Date, the completion of the Contract Division Sale, or other payment of the Credit Facility from any source, including, but not limited to, refinancing or liquidation. Nothing in this Paragraph should be construed as a consent to the Contract Division Sale. This collection delay shall be effective only in this specific instance and for the specific purpose for which it is given, and this delay shall not entitle the Borrower to any other or further forbearance or waiver in any similar or other circumstances. Moreover, the Borrower acknowledges that if the Commitment is further reduced or refinanced before the Termination Date, the Borrower will owe a fee equal to equal to one and one half percent (1.5%) of such reduction.

8. Appraisals. If the Borrower has not provided a signed purchase agreement acceptable to the Lender relating to the Contract Division Sale on or before June 30, 1999, Lender will require a real estate appraisal, an equipment appraisal and an inventory appraisal, which appraisals shall be paid for by the Borrower.

9. Restructuring Fee. The Borrower shall pay the Lender a fully earned, non-refundable fee in the amount of $100,000 in consideration of the Lender's execution of this Amendment, including the waiver of defaults set forth in Paragraph 6 and the Lender's willingness to extend the Term Termination Date to September 1, 1999. The Borrower shall pay the Lender $50,000 of such fee as of the date hereof. If the Credit Facility is not paid in full on or before August 1, 1999, the Borrower shall pay the Lender, on August 1, 1999, the remaining $50,000 of such fee, if the Credit Facility is paid in full on or before August 1, 1999, the Lender shall waive payment of such remainder.

10. Conditions Precedent. This Amendment, and the waiver set forth in Paragraph 6 hereof, shall be effective when the Lender shall have received an executed original hereof, together with each of the following, each in substance and form acceptable to the Lender in its sole discretion:

(a) The Revolving Note A, duly executed on behalf of the Borrower.

(b) The Revolving Real Estate Note, duly executed on behalf of the Borrower.

(c) Third Amendment to Mortgage, duly executed by the Borrower.

(d) A Certificate of the Secretary of the Borrower certifying as to (i) the resolutions of the board of directors of the Borrower approving the execution and delivery of this Amendment and the Notes, (ii) the fact that the Articles of Incorporation and Bylaws of the Borrower, which were certified and delivered to the Lender pursuant to the Certificate of Authority of the Borrower's Secretary dated as of May 16, 1997 continue in full force and effect and have not been amended or otherwise modified except as set forth in the Certificate to be delivered, and (iii) certifying that the officers and agents of the Borrower who have been certified to the Lender, pursuant to the Certificate of Authority of the Borrower's Secretary dated as of May 16, 1997, as being authorized to sign and to act on behalf of the Borrower continue to be so authorized or setting forth the sample signatures of each of the officers and agents of the Borrower authorized to execute and deliver this Amendment and all other documents, agreements and certificates on behalf of the Borrower.

(e) An updated title insurance commitment, in form and substance satisfactory to the Lender, issued by a title insurance company acceptable to the Lender, with such commitment constituting a commitment by such title company to issue a mortgagee's title policy in the Lender's favor as mortgagee under the Mortgage, that will be free from all standard exceptions, including mechanics' liens and all other exceptions not previously approved by the Lender and that will insure the Mortgage to be a valid first lien on the Real Estate, subject only to such prior liens and encumbrances as are approved by the Lender, in an amount not less than the Maximum Line; such commitment shall be without the so-called "pending disbursement" clause and shall include the following endorsements: comprehensive 100, contiguity, easement, access, and zoning.

(f) A current equipment list of the Borrower, acceptable to the Lender.

(g) Payment of the fee described in Paragraph 97.

(h) Such other matters as the Lender may require.

11. Representations and Warranties. The Borrower hereby represents and warrants to the Lender as follows:

(a) The Borrower has all requisite power and authority to execute this Amendment and the Notes and to perform all of its obligations hereunder, and this Amendment and the Note have been duly executed and delivered by the Borrower and constitute the legal, valid and binding obligations of the Borrower, enforceable in accordance with their terms.

(b) The execution, delivery and performance by the Borrower of this Amendment and the Notes have been duly authorized by all necessary corporate action and do not (i) require any authorization, consent or approval by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, (ii) violate any provision of any law, rule or regulation or of any order, writ, injunction or decree presently in effect, having applicability to the Borrower, or the articles of incorporation or by-laws of the Borrower, or
(iii) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected.

(c) All of the representations and warranties contained in Article V of the Credit Agreement are correct on and as of the date hereof as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date.

12. References. All references in the Credit Agreement to "this Agreement" shall be deemed to refer to the Credit Agreement as amended hereby; and any and all references in the Security Documents to the Credit Agreement shall be deemed to refer to the Credit Agreement as amended hereby.

13. No Other Waiver. Except as set forth in Paragraph 6 above, the execution and acceptance of this Amendment and the Notes shall not be deemed to be a waiver of any Default or Event of Default under the Credit Agreement or breach, default or event of default under any Security Document or other document held by the Lender, whether or not known to the Lender and whether or not existing on the date of this Amendment.

14. Release. The Borrower hereby absolutely and unconditionally releases and forever discharges the Lender, and any and all participants, parent corporations, subsidiary corporations, affiliated corporations, insurers, indemnitors, successors and assigns thereof, together with all of the present and former directors, officers, agents and employees of any of the foregoing, from any and all claims, demands or causes of action of any kind, nature or description, whether arising in law or equity or upon contract or tort or under any state or federal law or otherwise, which the Borrower has had, now has or has made claim to have against any such person for or by reason of any act, omission, matter, cause or thing whatsoever arising from the beginning of time to and including the date of this Amendment, whether such claims, demands and causes of action are matured or unmatured or known or unknown.

15. Costs and Expenses. The Borrower hereby reaffirms its agreement under the Credit Agreement to pay or reimburse the Lender on demand for all fees, costs and expenses incurred by the Lender in connection with the Credit Agreement, the Security Documents and all other documents contemplated thereby, including without limitation all reasonable fees and disbursements of legal counsel and any mortgage registration tax payable in connection with the filing of the Second Amendment to Mortgage. Without limiting the generality of the foregoing, the Borrower specifically agrees to pay all fees and disbursements of counsel to the Lender for the services performed by such counsel in connection with the preparation of this Amendment and the documents and instruments incidental hereto. The Borrower hereby agrees that the Lender may, at any time or from time to time in its sole discretion and without further authorization by the Borrower, make a loan to the Borrower under the Credit Agreement, or apply the proceeds of any loan, for the purpose of paying any such fees, disbursements, costs and expenses.

16. Miscellaneous. This Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and all of which counterparts, taken together, shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the date first written above.

THE LAMAUR CORPORATION                           NORWEST BUSINESS CREDIT, INC.


By _________________________________       By _________________________________
     John D. Hellmann                               Brian F. Fitzpatrick
     Its Vice President                             Its Vice President

                          Exhibit A to Fifth Amendment
                    to Amended and Restated Credit Agreement

                                REVOLVING NOTE A
                                   $6,875,000
                               Minneapolis, Minnesota
                                 March 12, 1999

For value received, THE LAMAUR CORPORATION, a Delaware corporation (the "Borrower"), promises to pay to the order of Norwest Business Credit, Inc, a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at such other place as the holder hereof may hereafter from time to time designate in writing, on the Termination Date, in lawful money of the United States of America, the principal sum of Six Million, Eight Hundred and Seventy-Five Thousand Dollars ($6,875,000), or, if less, the aggregate unpaid principal amount of all advances made by the Lender to the Borrower pursuant to the Amended and Restated Credit and Security Agreement dated as of May 16, 1997, between the Borrower and the Lender as amended by a First Amendment to Amended and Restated Credit and Security Agreement dated as of August 13, 1997, a Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 13, 1997, a Third Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults dated as of March 31, 1998, a Fourth Amendment to Amended and Restated Credit and Security Agreement dated as of October 19, 1998 and a Fifth Amendment to Amended and Restated Credit Agreement of even date herewith (and as the same may hereafter be amended or restated from time to time, the "Credit Agreement"), and to pay interest on the principal balance of this Note outstanding from time to time at the rate or rates and at the times determined pursuant to the Credit Agreement.

To the extent this Note evidences the Borrower's obligation to pay Advances made before the date hereof, this Note is issued in substitution for and replacement of but not in payment of the Borrower's revolving promissory note dated as of October 19, 1998, payable to the order of the Lender in the original principal amount of $9,375,000.

This Note is issued pursuant to, and is subject to, the Credit Agreement, which provides (among other things) for acceleration of the maturity hereof upon the occurrence of an Event of Default (as defined therein) and for the mandatory prepayment hereof as provided in Section 2.7 of the Credit Agreement. This Note is the Revolving Note A referred to in the Credit Agreement. This Note is secured, among other things, pursuant to the Credit Agreement and the Security Documents (other than the Mortgage) as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

The Borrower shall pay all costs of collection, including reasonable attorneys' fees and legal expenses, if this Note is not paid when due, whether or not legal proceedings are commenced.

Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                             THE LAMAUR CORPORATION

         By____________________________________________________________

            Its______________________________________________________

                          Exhibit B to Fifth Amendment
                    to Amended and Restated Credit Agreement

                           REVOLVING REAL ESTATE NOTE

                                   $4,625,000
                              Minneapolis, Minnesota
                                 March 12, 1999

For value received, THE LAMAUR CORPORATION, a Delaware corporation (the "Borrower"), promises to pay to the order of Norwest Business Credit, Inc, a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at such other place as the holder hereof may hereafter from time to time designate in writing, on the Termination Date, in lawful money of the United States of America, the principal sum of Fourt Million, Six Hundred and Twenty-Five Thousand Dollars ($4,625,000), or, if less, the aggregate unpaid principal amount of all advances made by the Lender to the Borrower pursuant to the Amended and Restated Credit and Security Agreement dated as of May 16, 1997, between the Borrower and the Lender as amended by a First Amendment to Amended and Restated Credit and Security Agreement dated as of August 13, 1997, a Second Amendment to Amended and Restated Credit and Security Agreement dated as of November 13, 1997, a Third Amendment to Amended and Restated Credit and Security Agreement and Waiver of Defaults dated as of March 31, 1998, a Fourth Amendment to Amended and Restated Credit and Security Agreement dated as of October 19, 1998 and a Fifth Amendment to Amended and Restated Credit Agreement of even date herewith (and as the same may hereafter be amended or restated from time to time, the "Credit Agreement"), and to pay interest on the principal balance of this Note outstanding from time to time at the rate or rates and at the times determined pursuant to the Credit Agreement.

To the extent this Note evidences the Borrower's obligation to pay Advances made before the date hereof, this Note is issued in substitution for and replacement of but not in payment of the Borrower's revolving promissory note dated as of October 19, 1998, payable to the order of the Lender in the original principal amount of $2,125,000.

This Note is issued pursuant to, and is subject to, the Credit Agreement, which provides (among other things) for acceleration of the maturity hereof upon the occurrence of an Event of Default (as defined therein) and for the mandatory prepayment hereof as provided in Section 2.7 of the Credit Agreement. This Note is the Revolving Real Estate Note referred to in the Credit Agreement. This Note is secured, among other things, pursuant to the Credit Agreement and the Security Documents, including the Mortgage, as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

The Borrower shall pay all costs of collection, including reasonable attorneys' fees and legal expenses, if this Note is not paid when due, whether or not legal proceedings are commenced.

Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                             THE LAMAUR CORPORATION

         By____________________________________________________________

            Its______________________________________________________

Exhibit 10.17            STOCK GRANT AGREEMENT (NON-PLAN)

THIS AGREEMENT is made as of the day of January __, 1999, (the "Effective Date") by and between The Lamaur Corporation, a Delaware corporation (the "Company"), and _______________, an individual ("Employee"), together described herein as (the "Parties").


                                   WITNESSETH:

WHEREAS, the Company is willing to grant to the Employee capital stock of the Company as herein described according to the terms and subject to the conditions hereinafter set forth;

WHEREAS, the Employee would like to receive a grant of the Company's capital stock.

NOW, THEREFORE, in consideration for the mutual promises and covenants set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

1. Number of Shares and Price Per Share. The Company agrees, subject to the execution of this Agreement, to grant to Employee, ______________ shares of the Company's Common Stock, no par value (the "Shares") which shares are priced at $_____ per share at close of market as of the Effective Date (the "Market Price").

2. Unvested Share Repurchase Option. In the event the Employee's employment with the Company is terminated for any reason, with or without cause, or if the Employee or the Employee's legal representative attempts to sell, exchange, transfer, pledge or otherwise dispose of any shares received pursuant to this Agreement which have not vested pursuant to Section 2(a) below (the "Unvested Shares"), the Company shall have the right to reacquire the Unvested Shares under the terms and subject to the conditions set forth in this Section 2 (the "Unvested Share Repurchase Option").

(a) Vesting of Shares. The term "Initial Vesting Date" shall mean the Effective Date. As of the Initial Vesting Date, one-sixth (16.67%) of the shares of Common Stock, consisting of ________________ of the Shares, will be vested in and issued to the Employee. The balance of the Shares granted to the Employee will become "Vested Shares" after the Initial Vesting Date in accordance with the following schedule:

                  Date                                        Portion Vested

                  On the Initial Vesting Date
                  (January 13, 1999)                          ___________ Shares
                                                              (16.67% of Grant)
                  For each full six months of the
                  Company's employment of Employee
                  Following the Initial Vesting Date,
                  and Until fully vested.                     ___________ Shares
                                                              (16.67% of Grant)

Provided that the aggregate percentage of the Shares constituting Vested Shares may not exceed one hundred percent (100%), and that such numbers shall be adjusted appropriately to reflect any stock splits, stock dividends, recombinations, recapitalizations or the like by the Company.

(b) Exercise of Unvested Share Repurchase Option. If the Employee's employment with the Company is terminated for any reason or for no reason, with or without cause, or if the Employee or the Employee's legal representative attempts to dispose of any Unvested Shares other than as allowed in this Agreement, the Company may exercise the Unvested Share Repurchase Option by written notice to the Employee or the Employee's legal representative within sixty (60) days after such termination or after the Company has received notice of the attempted disposition.

(c) Payment for Shares and Return of Shares. Payment by the Company to the Employee or the Employee's legal representative shall be made in cash within sixty (60) days after the date of the mailing of the written notice of exercise of the Unvested Share Repurchase Option. The purchase price per share for the shares being purchased by the Company shall be an amount equal to the Market Price specified in Section.

(d) Legends. The Company will place a legend referencing the Unvested Share Repurchase Option on any shares subject to the Unvested Share Repurchase Option.

(e) Assignment of Unvested Share Repurchase Option. In the event the Company is unable to exercise the Unvested Share Repurchase Option, the Company shall have the right to assign the Unvested Share Repurchase Option to one or more persons as may be selected by the Company.

3. Market Stand Off Agreement. The Employee who's ownership of shares exceeds 1% of the total issued shares of the Company, if requested by an underwriter of common stock (or other securities) of the Company, shall agree not to sell or otherwise transfer or dispose of any securities held by the Employee during the one hundred eighty (180) day period following the effective date of a registration statement of the Company filed under the Securities Act provided that:

(a) such agreement shall only apply to the first such registration statement of the Company including shares of common stock (or other securities) to be sold on its behalf to the public in an underwritten offering; and

(b) all securities holders of the Company holding more than one percent of the outstanding voting stock, all officers and directors of the Company and all other holders of registration rights of the Company (whether or not pursuant to this agreement) agree to be bound by similar instructions. Such agreement shall be in writing in the form satisfactory to the Company and such underwriter. The Company may impose stop-transfer instructions with respect to the Shares subject to the foregoing restriction until the end of the foregoing period.

4. Dividends, etc. If, from time to time, there is any stock dividend, stock split or other change in the character or amount of any of the outstanding stock of the Company, then in such event any and all new substituted or additional securities to which the Employee is entitled by reason of the Employee's ownership of the shares granted pursuant to this Agreement shall be immediately subject to the Unvested Share Repurchase Option and all other terms of this Agreement immediately before such eventincluding and in accordance with the formula set forth in Section 2(a) above.

5. Restrictions on Transfer of Unvested Shares. The Employee may not sell, transfer, pledge or otherwise dispose of any Shares still subject to the Unvested Share Repurchase.

6. Consent of Spouse. If the Employee is married on the date of this Agreement, the Employee's spouse shall execute a Consent of Spouse in the form of Exhibit A hereto, effective on the date hereof. Such consent shall not be deemed to confer or convey to the spouse any rights in the Shares that do not otherwise exist by operation of law or the agreement of the parties.

7. Legends. All certificates representing Unvested Shares subject to the provisions of this Agreement shall have endorsed thereon the following legends:

(a) "THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO A REPURCHASE OPTION AND OTHER RESTRICTIONS ON TRANSFER SET FORTH IN AN AGREEMENT BETWEEN THE COMPANY AND THE REGISTERED HOLDER, OR HIS OR HER PREDECESSOR IN INTEREST, A COPY OF WHICH IS ON FILE AT THE PRINCIPAL OFFICE OF THIS COMPANY."

(b) "THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED OR HYPOTHECATED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SECURITIES, THE SALE IS MADE IN ACCORDANCE WITH RULE 144 UNDER THE ACT, OR THE COMPANY RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SECURITIES REASONABLY SATISFACTORY TO THE COMPANY, STATING THAT SUCH SALE, TRANSFER, ASSIGNMENT OR HYPOTHECATION IS EXEMPT FROM THE REGISTRATION AND PROSPECTUS DELIVERY REQUIREMENTS OF SUCH ACT."

8. Warranties and Representations. In connection with the grant of the Shares, the Employee hereby agrees, represents and warrants as follows:

(a) The Employee is receiving the Shares solely for the Employee's own account for investment and not with a view to, or for sale in connection with, any distribution thereof within the meaning of the Securities Act. The Employee further represents that the Employee does not have any present intention of selling, offering to sell or otherwise disposing of or distributing the Shares or any portion thereof, and that the entire legal and beneficial interest of the Shares the Employee is receiving is being received for, and will be held for the account of, the Employee only and neither in whole nor in part for any other person.

(b) The Employee is aware of the Company's business affairs and financial condition and has acquired sufficient information about the Company to reach an informed and knowledgeable decision to receive the Shares. The Employee further represents and warrants that the Employee has received all such information as the Employee deems necessary and appropriate to enable the Employee to evaluate the financial risk inherent in ownership of the Shares and has received satisfactory and complete information concerning the business and financial condition of the Company in response to all inquiries in respect thereof.

(c) The Employee realizes that ownership of the Shares are highly speculative, and the Employee is able, without impairing the Employee's financial condition, to hold the Shares for an indefinite period of time and to suffer a complete loss on the Shares.

(d). The Company has disclosed to the Employee that:

(i) The grant of the Shares has not been registered under the Securities Act, and the Shares must be held indefinitely unless a transfer of them is subsequently registered under the Securities Act or an exemption from such registration is available, and that the Company is under no obligation to register the Shares;

(ii) The Company will make a notation in its records of the aforementioned restrictions on transfer and legends.

(e) The Employee is aware of the provisions of Rule 144, promulgated under the Securities Act, which, in substance, permits limited public sale of "restricted securities" acquired, directly or indirectly, from the issuer thereof (or an affiliate of such issuer), in a non-public offering subject to the satisfaction of certain conditions, including among other things: the sale occurring not less than one year from the date the Employee has received the Shares; the availability of certain public information concerning the Company; the sale being through a broker in an unsolicited "broker's transaction" or in a transaction directly with a market maker (as said term is defined under the Securities Exchange Act of 1934, as amended); and that any sale of the Shares may be made by the Employee only in limited amounts during any three-month period not exceeding specified limitations. The Employee further represents that the Employee understands that at the time the Employee wishes to sell the Shares there may be no public market upon which to make such a sale, and that, even if such a public market then exists, the Company may not be satisfying the current public information requirements of Rule 144, and that, in such event, the Employee would be precluded from selling the Shares under Rule 144 even if the one-year minimum holding period had been satisfied. The Employee represents that the Employee understands that in the event all of the requirements of Rule 144 are not satisfied, registration under the Securities Act or compliance with an exemption from registration will be required; and that, notwithstanding the fact that Rule 144 is not exclusive, the staff of the Securities and Exchange Commission has expressed its opinion that persons proposing to sell private placement securities other than in a registered offering and otherwise than pursuant to Rule 144 will have a substantial burden of proof in establishing that an exemption from registration is available for such offers or sales, and that such persons and their respective brokers who participate in such transactions do so at their own risk.

(f) Without in any way limiting the Employee's representations and warranties set forth above, the Employee further agrees that the Employee shall in no event make any disposition of all or any portion of the Shares which he or she is receiving unless and until:

(i) There is then in effect a Registration Statement under the Securities Act covering such proposed disposition and such disposition is made in accordance with said Registration Statement; or

(ii) The Employee shall have (1) notified the Company of the proposed disposition and furnished the Company with a detailed statement of the circumstances surrounding the proposed disposition, and (2) furnished the Company with an opinion of the Employee's own counsel to the effect that such disposition will not require registration of such shares under the Securities Act, and such opinion of the Employee"s counsel shall have been concurred in by counsel for the Company, and the Company shall have advised the Employee of such concurrence.


9. Escrow. As security for the Employee's faithful performance of the terms of this Agreement and to insure the availability for delivery of the Shares upon exercise of the Unvested Share Repurchase Option herein provided for, the Employee agrees to a deposit with the Company (hereinafter also known as the "Escrow Agent"), as Escrow Agent in this transaction, two Stock Assignments duly endorsed (with date and number of shares blank) in the form attached hereto as Exhibit B, together with the certificate or certificates evidencing the Unvested Shares; such documents are to be held by the Escrow Agent pursuant to the Escrow Instructions of the Company and the Employee set forth in Exhibit C attached hereto and incorporated by this reference, which instructions shall also be delivered to the Escrow Agent at the closing hereunder.

10.  Transfers  in  Violation of  Agreement.  The Company  shall not be required
(i) to transfer on its books any Shares which shall have been sold or transferred in violation of any of the provisions set forth in this Agreement or
(ii) to treat as owner of such shares or to accord the right to vote as such owner or to pay dividends to any transferee to whom such shares shall have been so transferred.

11. Rights as Stockholder. Subject to the provisions of this Agreement, the Employee shall, during the term of this Agreement, exercise all rights and privileges of a stockholder of the Company with respect to the Shares deposited in escrow.

12. Further Instruments. The parties agree to execute such further instruments and to take such further action as may reasonably be necessary to carry out the intent of this Agreement.

13. Notice. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post Office, by registered or certified mail with postage and fees prepaid, addressed to the other party hereto at the address hereinafter shown below the Employee's signature or at such other address as such party may designate by ten (10) days' advance written notice to the other party hereto.

14. Successors and Assigns. This Agreement shall inure to the benefit of the successors and assigns of the Company and, subject to the restrictions on transfer herein set forth, be binding upon the Employee, the Employee's heirs, executors, administrators, successors and assigns.

15. Entire Agreement; Amendments. This Agreement, together with the Exhibits hereto, shall be construed under the laws of the State of California (as it applies to agreements between California residents, entered into and to be performed entirely within California), and constitutes the entire agreement of the parties with respect to the subject matter hereof superseding all prior written or oral agreements, and no amendment or addition hereto shall be deemed effective unless agreed to in writing by the parties hereto.

16. Right to Specific Performance. The Employee agrees that the Company shall be entitled to a decree of specific performance of the terms hereof or an injunction restraining violation of this Agreement, said right to be in addition to any other remedies available to the Company.

17. Separability. If any provision of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way and shall be construed in accordance with the purposes and tenor and effect of this Agreement.

18. No Tax Advice. The grant of shares to the Employee shall represent income to the Employee in 1999, based upon the value of all of the shares granted on the Effective Date (not only on the shares vested). The income to the Employee shall be the total number of shares granted times the value or share price, e.g. 1,000 shares granted times $0.12 - $120 of income. Employee should consider tax consequence prior to agreeing to exchange Stock Options for Stock Grants. The Company does not provide tax advice.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

"COMPANY"                    "EMPLOYEE"
Signed:  __________________   Signed:  _____________________

Printed:  _________________   Printed:  ____________________

Title:  ___________________     Address:____________________





                                    EXHIBIT A

                                CONSENT OF SPOUSE



I, ____________________________,  spouse of ___________, acknowledge that I have read the Stock Grant Agreement dated as of January ___, 1999, to which this Consent is attached as Exhibit A (the "Agreement") and that I know its contents. I am aware that by its provisions that The Lamaur Corporation (the "Company") has the option to purchase certain shares of the Company's common stock (the "Shares") which my spouse owns pursuant to the Agreement including any interest I might have therein.

I hereby agree that my interest, if any, in the Shares subject to the Agreement shall be irrevocably bound by the Agreement and further understand and agree that any community property interest I may have in the Shares shall be similarly bound by the Agreement.

Dated as of the ____ day of January __, 1999.



                 Signed: ________________________________________________

                  Printed: ______________________________________________





                                   EXHIBIT B
                      ASSIGNMENT SEPARATE FROM CERTIFICATE



FOR VALUE RECEIVED, ____________________________, hereby sells, assigns and transfers unto _______________________ _____________________ (______________)
shares of the Common Stock of The Lamaur Corporation, a Delaware corporation (the "Company"), standing in the undersigned's name on the books of the Company
represented  by   Certificate   No.____________   herewith,   and  does  hereby
irrevocably constitute and appoint ____________________________ my attorney to transfer the said stock on the books of the Company with full power of substitution in the premises.

Dated: January ___, 1999

Signed: _________________________________

Printed: _________________________________






                                    EXHIBIT C

                               ESCROW INSTRUCTIONS



                                                              January __, 1999


The Lamaur Corporation
One Lovell Avenue
Mill Valley, CA  94941

To Whom it May Concern:

The Lamaur Corporation, a Delaware corporation (the "Company") shall act as Escrow Agent for itself and the undersigned grantee ("Employee") of Stock of the Company (the "Shares"), and therefore is hereby authorized and directed to hold the documents delivered to it pursuant to the terms of that certain Stock Grant Agreement ("Agreement"), dated as of the date hereof, to which a copy of these Escrow Instructions is attached as Exhibit C, in accordance with the following instructions:

1. In the event the Company and/or any assignee of the Company (referred to collectively for convenience herein as the "Company") shall elect to exercise the Unvested Share Repurchase Option set forth in the Agreement, the Company shall give to Employee a written notice specifying the number of Shares to be purchased, the purchase price, and the time for a closing hereunder at the principal office of the Company. Employee hereby irrevocably authorizes and directs the Company to close the transaction contemplated by such notice in accordance with the terms of such notice.

2. At the closing of a transaction pursuant to Paragraph 1, the Company is directed (a) to date the stock assignments necessary for the transfer in question, (b) to fill in the number of Shares being transferred, and (c) to retain same, together with the certificates evidencing the Shares to be transferred, against the simultaneous delivery to Employee of the purchase price (by check) for the number of Shares being purchased pursuant to the exercise of the Unvested Share Repurchase Option.

3. Employee irrevocably authorizes the Company to hold any certificates evidencing Unvested Shares and any additions and substitutions to said Shares as defined in the Agreement. Employee does hereby irrevocably constitute and appoint the Company as the Employee's attorney-in-fact and agent for the term of this escrow to execute with respect to such securities all stock certificates, stock assignments, or other documents necessary or appropriate to make such securities negotiable and complete any transaction herein contemplated. Subject to the provisions of this paragraph 3, Employee shall exercise all rights and privileges of a shareholder of the Company while the Shares are held by the Company.

4. This escrow shall terminate at such time as there are no longer any Shares subject to the Unvested Share Repurchase Option.

5. If at the time of termination of this escrow the Company should have in its possession any documents, securities, or other property belonging to Employee, the Company shall deliver all of same to Employee and shall be discharged of all further obligations hereunder.

6. The Company's duties hereunder may be altered, amended, modified or revoked only by writing signed by all of the parties hereto.

7. The Company shall be obligated only for the performance of such duties as are specifically set forth herein and may rely and shall be protected in relying or refraining from acting on any instrument reasonably believed by the Company to be genuine and to have been signed or presented by the proper party or parties. The Company shall not be personally liable for any act it may do or omit to do hereunder as Escrow Agent or as attorney-in-fact for Employee while acting in good faith and in the exercise of its own good judgment, and any act done or omitted by you pursuant to the advice of your own attorneys shall be conclusive evidence of such good faith.

8. The Company is hereby expressly authorized to disregard any and all warnings given by any of the parties hereto or by any other person or company, excepting only orders or process of courts of law, and is hereby expressly authorized to comply with and obey orders, judgments or decrees of any court. In case the Company obeys or complies with any such order, judgment or decree of any court, the Company shall not be liable to any of the parties hereto or to any other person, firm or company by reason of such compliance, notwithstanding any such order, judgment or decree being subsequently reversed, modified, annulled, set aside, vacated or found to have been entered without jurisdiction.

9. The Company shall not be liable in any respect on account of the identity, authorities or rights of the parties executing or delivering or purporting to execute or deliver the Agreement or any documents or papers deposited or called for hereunder.

10. The Company shall not be liable for the outlawing of any rights under the statute of limitations with respect to these Joint Escrow Instructions or any documents deposited with the Company.

11. The Company shall be entitled to employ such legal counsel and other experts as it may deem necessary or proper to advise it in connection with its obligations hereunder, may rely upon the advice of such counsel, and may pay such counsel reasonable compensation therefor.

12. If the Company reasonably requires other or further instructions in connection with these Joint Escrow Instructions or obligations in respect hereto, the necessary parties hereto shall join in furnishing such instruments.

13. It is understood and agreed that should any dispute arise with respect to the delivery and/or ownership or rights of possession of the securities held by the Company hereunder, the Company is authorized and directed to retain in its possession without liability to any one all or any part of said securities until such dispute shall have been settled either by mutual written agreement of the parties concerned or by a final order, decree, or judgment of a court of competent jurisdiction after the time for appeal has expired and no appeal has been perfected, but the Company shall be under no duty whatsoever to institute or defend any such proceedings.

14. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post, by registered or certified mail with postage and fees prepaid, addressed to each of the other parties thereunto entitled at the following addresses, or at such other addresses as a party may designate by ten
(10) days' advance written notice to each of the other parties hereto.

         COMPANY:
Printed: _______________________________________________

Signed: ________________________________________________

Title: _________________________________________________


         EMPLOYEE:
Printed:________________________________________________

Signed: _______________________________________________

ESCROW AGENT:                           The Lamaur Corporation
                                        One Lovell Avenue
                                        Mill Valley, CA  94941
                                        Attn.: ___________________________

15.______This instrument shall be binding upon and inure to the benefit of the parties hereto, and their respective successors and permitted assigns.

"COMPANY"                                "EMPLOYEE"
Signed:  _________                        Signed:  _________

Printed:  ________                        Printed:  ________

Title:  __________


"ESCROW AGENT"


Signed:  _________

Printed:  ________

Title:  __________

Exhibit 10.18
                          STOCK GRANT AGREEMENT (PLAN)

THIS AGREEMENT is made as of the day of January 13, 1999, (the "Effective Date") by and between The Lamaur Corporation, a Delaware corporation (the "Company"), and _______________, an individual ("Employee"), together described herein as (the "Parties").


                                   WITNESSETH:

WHEREAS, the Company is willing to grant to the Employee capital stock of the Company pursuant to the Company's 1997 Stock Plan and as herein described according to the terms and subject to the conditions hereinafter set forth;

WHEREAS, the Employee would like to receive a grant of the Company's capital stock.

NOW, THEREFORE, in consideration for the mutual promises and covenants set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto hereby agree as follows:

1. Number of Shares and Price Per Share. The Company agrees, subject to the execution of this Agreement, to grant to Employee, pursuant to the Company's 1997 Stock Plan, ______________ shares of the Company's Common Stock, no par value (the "Shares") which shares are priced at $_____ per share at close of market as of the Effective Date (the "Market Price").

2. Unvested Share Repurchase Option. In the event the Employee's employment with the Company is terminated for any reason, with or without cause, or if the Employee or the Employee's legal representative attempts to sell, exchange, transfer, pledge or otherwise dispose of any shares received pursuant to this Agreement which have not vested pursuant to Section 2(a) below (the "Unvested Shares"), the Company shall have the right to reacquire the Unvested Shares under the terms and subject to the conditions set forth in this Section 2 (the "Unvested Share Repurchase Option").

(a) Vesting of Shares. The term "Initial Vesting Date" shall mean the Effective Date. As of the Initial Vesting Date, one-sixth (16.67%) of the shares of Common Stock, consisting of ________________ of the Shares, will be vested in and issued to the Employee. The balance of the Shares granted to the Employee will become "Vested Shares" after the Initial Vesting Date in accordance with the following schedule:

                  Date                                        Portion Vested

                  On the Initial Vesting Date
                  (January 13, 1999)                        ___________ Shares
                                                              (16.67% of Grant)

                  For each full six months of the
                  Company's employment of Employee
                  Following the Initial Vesting Date, and
                  Until fully vested.                       ____________ Shares
                                                              (16.67% of Grant)


Provided that the aggregate percentage of the Shares constituting Vested Shares may not exceed one hundred percent (100%), and that such numbers shall be adjusted appropriately to reflect any stock splits, stock dividends, recombination's, recapitalizations or the like by the Company.

(b) Exercise of Unvested Share Repurchase Option. If the Employee's employment with the Company is terminated for any reason or for no reason, with or without cause, or if the Employee or the Employee's legal representative attempts to dispose of any Unvested Shares other than as allowed in this Agreement, the Company may exercise the Unvested Share Repurchase Option by written notice to the Employee or the Employee's legal representative within sixty (60) days after such termination or after the Company has received notice of the attempted disposition.

(c) Payment for Shares and Return of Shares. Payment by the Company to the Employee or the Employee's legal representative shall be made in cash within sixty (60) days after the date of the mailing of the written notice of exercise of the Unvested Share Repurchase Option. The purchase price per share for the shares being purchased by the Company shall be an amount equal to the Market Price specified in Section 1.

(d) Legends. The Company will place a legend referencing the Unvested Share Repurchase Option on any shares subject to the Unvested Share Repurchase Option.

(e) Assignment of Unvested Share Repurchase Option. In the event the Company is unable to exercise the Unvested Share Repurchase Option, the Company shall have the right to assign the Unvested Share Repurchase Option to one or more persons as may be selected by the Company.

3. Market Stand-Off Agreement. The Employee who's ownership of shares exceeds 1% of the total issued shares of the Company, if requested by an underwriter of common stock (or other securities) of the Company, shall agree not to sell or otherwise transfer or dispose of any securities held by the Employee during the one hundred eighty (180) day period following the effective date of a registration statement of the Company filed under the Securities Act provided that:

(a) such agreement shall only apply to the first such registration statement of the Company including shares of common stock (or other securities) to be sold on its behalf to the public in an underwritten offering; and

(b) all securities holders of the Company holding more than one percent of the outstanding voting stock, all officers and directors of the Company and all other holders of registration rights of the Company (whether or not pursuant to this agreement) agree to be bound by similar instructions. Such agreement shall be in writing in the form satisfactory to the Company and such underwriter. The Company may impose stop-transfer instructions with respect to the Shares subject to the foregoing restriction until the end of the foregoing period.

4. Dividends, etc. If, from time to time, there is any stock dividend, stock split or other change in the character or amount of any of the outstanding stock of the Company, then in such event any and all new substituted or additional securities to which the Employee is entitled by reason of the Employee's ownership of the shares granted pursuant to this Agreement shall be immediately subject to the Unvested Share Repurchase Option and all other terms of this Agreement immediately before such event including and in accordance with the formula set forth in Section 2(a) above.

5. Restrictions on Transfer of Unvested Shares. The Employee may not sell, transfer, pledge or otherwise dispose of any Shares still subject to the Unvested Share Repurchase Option.

6. Consent of Spouse. If the Employee is married on the date of this Agreement, the Employee's spouse shall execute a Consent of Spouse in the form of Exhibit A hereto, effective on the date hereof. Such consent shall not be deemed to confer or convey to the spouse any rights in the Shares that do not otherwise exist by operation of law or the agreement of the parties.

7. Legends. All certificates representing Unvested Shares subject to the provisions of this Agreement shall have endorsed thereon the following legend:

(a) "THE SHARES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO A REPURCHASE OPTION AND OTHER RESTRICTIONS ON TRANSFER SET FORTH IN AN AGREEMENT BETWEEN THE COMPANY AND THE REGISTERED HOLDER, OR HIS OR HER PREDECESSOR IN INTEREST, A COPY OF WHICH IS ON FILE AT THE PRINCIPAL OFFICE OF THIS COMPANY."

8. Warranties and Representations. In connection with the grant of the Shares, the Employee hereby agrees, represents and warrants as follows:

(a) The Employee is receiving the Shares solely for the Employee's own account for investment and not with a view to, or for sale in connection with, any distribution thereof within the meaning of the Securities Act. The Employee further represents that the Employee does not have any present intention of selling, offering to sell or otherwise disposing of or distributing the Shares or any portion thereof, and that the entire legal and beneficial interest of the Shares the Employee is receiving is being received for, and will be held for the account of, the Employee only and neither in whole nor in part for any other person.

(b) The Employee is aware of the Company's business affairs and financial condition and has acquired sufficient information about the Company to reach an informed and knowledgeable decision to receive the Shares. The Employee further represents and warrants that the Employee has received all such information as the Employee deems necessary and appropriate to enable the Employee to evaluate the financial risk inherent in ownership of the Shares and has received satisfactory and complete information concerning the business and financial condition of the Company in response to all inquiries in respect thereof.

(c) The Employee realizes that ownership of the Shares are highly speculative, and the Employee is able, without impairing the Employee's financial condition, to hold the Shares for an indefinite period of time and to suffer a complete loss on the Shares.

9. Escrow. As security for the Employee's faithful performance of the terms of this Agreement and to insure the availability for delivery of the Shares upon exercise of the Unvested Share Repurchase Option herein provided for, the Employee agrees to a deposit with the Company (hereinafter also known as the "Escrow Agent"), as Escrow Agent in this transaction, two Stock Assignments duly endorsed (with date and number of shares blank) in the form attached hereto as Exhibit B, together with the certificate or certificates evidencing the Unvested Shares; such documents are to be held by the Escrow Agent pursuant to the Escrow Instructions of the Company and the Employee set forth in Exhibit C attached hereto and incorporated by this reference, which instructions shall also be delivered to the Escrow Agent at the closing hereunder.

10.  Transfers  in  Violation of  Agreement.  The Company  shall not be required
(i) to transfer on its books any Shares which shall have been sold or transferred in violation of any of the provisions set forth in this Agreement or
(ii) to treat as owner of such shares or to accord the right to vote as such owner or to pay dividends to any transferee to whom such shares shall have been so transferred.

11. Rights as Stockholder. Subject to the provisions of this Agreement, the Employee shall, during the term of this Agreement, exercise all rights and privileges of a stockholder of the Company with respect to the Shares deposited in escrow.

12. Further Instruments. The parties agree to execute such further instruments and to take such further action as may reasonably be necessary to carry out the intent of this Agreement.

13. Notice. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post Office, by registered or certified mail with postage and fees prepaid, addressed to the other party hereto at the address hereinafter shown below the Employee's signature or at such other address as such party may designate by ten (10) days' advance written notice to the other party hereto.

14. Successors and Assigns. This Agreement shall inure to the benefit of the successors and assigns of the Company and, subject to the restrictions on transfer herein set forth, be binding upon the Employee, the Employee's heirs, executors, administrators, successors and assigns.

15. Entire Agreement; Amendments. This Agreement, together with the Exhibits hereto, shall be construed under the laws of the State of California (as it applies to agreements between California residents, entered into and to be performed entirely within California), and constitutes the entire agreement of the parties with respect to the subject matter hereof superseding all prior written or oral agreements, and no amendment or addition hereto shall be deemed effective unless agreed to in writing by the parties hereto.

16. Right to Specific Performance. The Employee agrees that the Company shall be entitled to a decree of specific performance of the terms hereof or an injunction restraining violation of this Agreement, said right to be in addition to any other remedies available to the Company.

17. Separability. If any provision of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remaining provisions shall nevertheless continue in full force and effect without being impaired or invalidated in any way and shall be construed in accordance with the purposes and tenor and effect of this Agreement.

18. No Tax Advice. The grant of shares to the Employee shall represent income to the Employee in 1999, based upon the value of all of the shares granted on the Effective Date (not only on the shares vested). The income to the Employee shall be the total number of shares granted times the value or share price, e.g. 1,000 shares granted times $0.12 = $120 of income. Employee should consider tax consequence prior to agreeing to exchange Stock Options for Stock Grants. The Company does not provide tax advice.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

"COMPANY"               "EMPLOYEE"
Signed:  __________     Signed:  ______________

Printed:  _________     Printed:  _____________

Title:  __________     Address:__________








                                    EXHIBIT A

                                CONSENT OF SPOUSE



I,  ____________________________,  spouse of  _____________,  acknowledge that I have read the Stock Grant Agreement dated as of January ___, 1999, to which this Consent is attached as Exhibit A (the "Agreement") and that I know its contents. I am aware that by its provisions that The Lamaur Corporation (the "Company") has the option to purchase certain shares of the Company's common stock (the "Shares") which my spouse owns pursuant to the Agreement including any interest I might have therein.

I hereby agree that my interest, if any, in the Shares subject to the Agreement shall be irrevocably bound by the Agreement and further understand and agree that any community property interest I may have in the Shares shall be similarly bound by the Agreement.

I am aware that the legal, financial and related matters contained in the Agreement are complex and that I am free to seek independent professional guidance or counsel with respect to this Consent. I have either sought such guidance or counsel or determined after reviewing the Agreement carefully that I will waive such right.

Dated as of the ____ day of January __, 1999.



   Signed: ________________________________________________

   Printed: ______________________________________________




                                    EXHIBIT B

                      ASSIGNMENT SEPARATE FROM CERTIFICATE



FOR VALUE RECEIVED, ____________________________, hereby sells, assigns and transfers unto _______________________ _____________________ (______________)
shares of the Common Stock of The Lamaur Corporation, a Delaware corporation (the "Company"), standing in the undersigned's name on the books of the Company
represented  by   Certificate   No.____________   herewith,   and  does  hereby
irrevocably constitute and appoint ____________________________ my attorney to transfer the said stock on the books of the Company with full power of substitution in the premises.

Dated: January ___, 1999

 Signed:_________________________________________________
Printed: _______________________________________________





                                    EXHIBIT C

                               ESCROW INSTRUCTIONS



                                                                 January 1999

The Lamaur Corporation
One Lovell Avenue
Mill Valley, CA  94941

To Whom it May Concern:

The Lamaur Corporation, a Delaware corporation (the "Company") shall act as Escrow Agent for itself and the undersigned grantee ("Employee") of Stock of the Company (the "Shares"), and therefore is hereby authorized and directed to hold the documents delivered to it pursuant to the terms of that certain Stock Grant Agreement ("Agreement"), dated as of the date hereof, to which a copy of these Escrow Instructions is attached as Exhibit C, in accordance with the following instructions:

1. In the event the Company and/or any assignee of the Company (referred to collectively for convenience herein as the "Company") shall elect to exercise the Unvested Share Repurchase Option set forth in the Agreement, the Company shall give to Employee a written notice specifying the number of Shares to be purchased, the purchase price, and the time for a closing hereunder at the principal office of the Company. Employee hereby irrevocably authorizes and directs the Company to close the transaction contemplated by such notice in accordance with the terms of such notice.

2. At the closing of a transaction pursuant to Paragraph 1, the Company is directed (a) to date the stock assignments necessary for the transfer in question, (b) to fill in the number of Shares being transferred, and (c) to retain same, together with the certificates evidencing the Shares to be transferred, against the simultaneous delivery to Employee of the purchase price (by check) for the number of Shares being purchased pursuant to the exercise of the Unvested Share Repurchase Option.

3. Employee irrevocably authorizes the Company to hold any certificates evidencing Unvested Shares and any additions and substitutions to said Shares as defined in the Agreement. Employee does hereby irrevocably constitute and appoint the Company as the Employee's attorney-in-fact and agent for the term of this escrow to execute with respect to such securities all stock certificates, stock assignments, or other documents necessary or appropriate to make such securities negotiable and complete any transaction herein contemplated. Subject to the provisions of this paragraph 3, Employee shall exercise all rights and privileges of a shareholder of the Company while the Shares are held by the Company.

4. This escrow shall terminate at such time as there are no longer any Shares subject to the Unvested Share Repurchase Option.

5. If at the time of termination of this escrow the Company should have in its possession any documents, securities, or other property belonging to Employee, the Company shall deliver all of same to Employee and shall be discharged of all further obligations hereunder.

6. The Company's duties hereunder may be altered, amended, modified or revoked only by writing signed by all of the parties hereto.

7. The Company shall be obligated only for the performance of such duties as are specifically set forth herein and may rely and shall be protected in relying or refraining from acting on any instrument reasonably believed by the Company to be genuine and to have been signed or presented by the proper party or parties. The Company shall not be personally liable for any act it may do or omit to do hereunder as Escrow Agent or as attorney-in-fact for Employee while acting in good faith and in the exercise of its own good judgment, and any act done or omitted by you pursuant to the advice of your own attorneys shall be conclusive evidence of such good faith.

8. The Company is hereby expressly authorized to disregard any and all warnings given by any of the parties hereto or by any other person or company, excepting only orders or process of courts of law, and is hereby expressly authorized to comply with and obey orders, judgments or decrees of any court. In case the Company obeys or complies with any such order, judgment or decree of any court, the Company shall not be liable to any of the parties hereto or to any other person, firm or company by reason of such compliance, notwithstanding any such order, judgment or decree being subsequently reversed, modified, annulled, set aside, vacated or found to have been entered without jurisdiction.

9. The Company shall not be liable in any respect on account of the identity, authorities or rights of the parties executing or delivering or purporting to execute or deliver the Agreement or any documents or papers deposited or called for hereunder.

10. The Company shall not be liable for the outlawing of any rights under the statute of limitations with respect to these Joint Escrow Instructions or any documents deposited with the Company.

11. The Company shall be entitled to employ such legal counsel and other experts as it may deem necessary or proper to advise it in connection with its obligations hereunder, may rely upon the advice of such counsel, and may pay such counsel reasonable compensation therefor.

12. If the Company reasonably requires other or further instructions in connection with these Joint Escrow Instructions or obligations in respect hereto, the necessary parties hereto shall join in furnishing such instruments.

13. It is understood and agreed that should any dispute arise with respect to the delivery and/or ownership or rights of possession of the securities held by the Company hereunder, the Company is authorized and directed to retain in its possession without liability to any one all or any part of said securities until such dispute shall have been settled either by mutual written agreement of the parties concerned or by a final order, decree, or judgment of a court of competent jurisdiction after the time for appeal has expired and no appeal has been perfected, but the Company shall be under no duty whatsoever to institute or defend any such proceedings.

14. Any notice required or permitted hereunder shall be given in writing and shall be deemed effectively given upon personal delivery or upon deposit in the United States Post, by registered or certified mail with postage and fees prepaid, addressed to each of the other parties thereunto entitled at the following addresses, or at such other addresses as a party may designate by ten
(10) days' advance written notice to each of the other parties hereto.

COMPANY:         Printed: _______________________________________________

                 Signed: ________________________________________________

                 Title: _________________________________________________


         EMPLOYEE:   Printed:________________________________________________

                     Signed: ________________________________________________

         ESCROW AGENT:                           The Lamaur Corporation
                                                 One Lovell Avenue
                                                 Mill Valley, CA  94941
                                                 Attn.: _____________________

15.______This instrument shall be binding upon and inure to the benefit of the parties hereto, and their respective successors and permitted assigns.

"COMPANY"                                                    "EMPLOYEE"
Signed:  _________                                           Signed:  _________

Printed:  ________                                           Printed:  ________

Title:  __________


"ESCROW AGENT"


Signed:  _________

Printed:  ________

Title:  __________

Exhibit 11.1
Statement Regarding Computation of Per Share Earnings


                                                                                   1998           1997            1996
                                                                               -------------- --------------  --------------
                                                                                  (In thousands, except per share data)

Net (Loss) Income                                                                     $ (209)     $ (19,360)          $ 553
Less: Dividends on Series B Preferred Stock                                             (400)          (400)           (233)
                                                                               -------------- --------------  --------------

Net (Loss) Income Available to Common Shareholders                                    $ (609)     $ (19,760)          $ 320
                                                                               ============== ==============  ==============


Weighted Average Common Shares Outstanding - Basic                                     5,854          5,685           4,557
                                                                               -------------- --------------  --------------

Basic (Loss) Income per Common Share                                                 $ (0.10)       $ (3.48)         $ 0.07
                                                                               ============== ==============  ==============

EX 23.1
AUDITOR'S CONSENT


INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in The Lamaur Corporation's Registration Statements No. 333-12029 and No. 333-26811 of our report dated March 30, 1999 on the financial statements of The Lamaur Corporation appearing in this Annual Report on Form 10-K of The Lamaur Corporation for the year ended December 31, 1998.


Deloitte & Touche LLP
San Francisco, California
March 30, 1999