Form 10-Q
period 1999-03-31
LAMAUR CORP
filed 1999-05-14
CIK 1011154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


                                   ----------

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

                                   ----------








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [  ] No [ X ]


At April 30, 1999, there were 7,309,561 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This Form 10-Q includes forward-looking statements including but not limited to those regarding future performance of the retail brands, the Company's ability to attain any particular level of sales or to be profitable in the future, the Company's ability to meet working capital requirements, the Company's ability to be in compliance with its loan agreement, and the Company's expectations regarding the sale of assets or its ability to achieve other strategic initiatives. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission.

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                 March 31, 1999



                                                                          Page
                                                                          ----
Part I - Financial Information

  Item 1.    Condensed Financial Statements (Unaudited)

      Balance Sheets as of March 31, 1999 and December 31, 1998            4

      Statements of Operations for the Three Months Ended
         March 31, 1999 and 1998                                           5

      Statements of Cash Flows for the Three Months Ended
         March 31, 1999 and 1998                                           6

      Notes to Condensed Financial Statements for the Three
         Months Ended March 31, 1999 and 1998                              7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations for the Three
             Months Ended March 31, 1999 and 1998                          9


Part II - Other Information

    Item 1.    Legal Proceedings                                          12
    Item 2.    Changes in Securities                                      12
    Item 3.    Defaults Upon Senior Securities                            12
    Item 4.    Submission of Matters to a Vote of Security Holders        12
    Item 5.    Other Information                                          12
    Item 6.    Exhibits and Reports on Form 8-K                           12
    Signature                                                             13

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                      March 31,     December 31,
                                                        1999            1998
                                                     -----------    -----------
ASSETS

Current Assets:
    Cash and cash equivalents                        $       359    $       568
    Accounts receivable, net                               8,409         10,244
    Inventories                                            8,966          7,969
    Prepaid expenses and other current assets                996            511
                                                     -----------    -----------

      Total Current Assets                                18,730         19,292

Property, Plant and Equipment, Net                        16,907         17,392

Other Assets                                                  24             28
                                                     -----------    -----------

    Total Assets                                     $    35,661    $    36,712
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                 $    10,932    $    10,056
    Accrued expenses                                       2,556          2,623
    Accrued salaries, wages and
      employee-related expenses                            1,218          1,147
    Current portion of long-term debt                      3,356          3,350
                                                     -----------    -----------

      Total Current Liabilities                           18,062         17,176

Long-Term Debt                                             7,565          8,290

Stockholders' Equity
    Preferred stock, $.01 par value, 4,000,000
    shares authorized:
      Series A Preferred  stock, $.01 par value,
        1,000,000 shares issued and outstanding at
        March 31, 1999 and December 31, 1998
        ($10.0 million liquidation preference)             8,500          8,500
      Series B Preferred stock, $.01 par value,
        763,500 shares issued and outstanding at
        March 31, 1999 and December 31, 1998
        ($5.0 million liquidation preference)              5,000          5,000
    Common stock, $.01 par value, 12,000,000 shares
      authorized, 7,309,561 and 5,939,761 shares
      issued and outstanding at March  31, 1999 and
      December 31, 1998, respectively                         73             59
    Additional paid-in-capital                            20,410         20,356
    Stock subscriptions receivable                           (50)           (50)
    Accumulated deficit                                  (23,899)       (22,619)
                                                     -----------    -----------

         Total Stockholders' Equity                       10,034         11,246
                                                     -----------    -----------

    Total Liabilities and Stockholders' Equity       $    35,661    $    36,712
                                                     ===========    ===========


                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            1999         1998
                                                         ---------    ---------

Net Sales                                                $  13,047    $  22,832

Cost of Goods Sold                                           8,774       13,041
                                                         ---------    ---------

Gross Margin                                                 4,273        9,791

Selling, General and Administrative Expenses                 5,279        8,415
                                                         ---------    ---------

Operating (Loss) Income                                     (1,006)       1,376

Interest Expense                                               321          813

Other Income                                                    47           53
                                                         ---------    ---------

Net (Loss) Income                                           (1,280)         616

Dividends on Series B Preferred Stock                         (100)        (100)
                                                         ---------    ---------

Net (Loss) Income Available to Common Shareholders       $  (1,380)   $     516
                                                         =========    =========

Basic (Loss) Income per Common Share                     $   (0.21)   $    0.09
                                                         =========    =========

Weighted Average Common Shares Outstanding - Basic           6,686        5,765
                                                         =========    =========

Diluted (Loss) Income per Common Share                   $   (0.21)   $    0.08
                                                         =========    =========

Weighted Average Common Shares Outstanding - Diluted         6,686        6,488
                                                         =========    =========























                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1999          1998
                                                         ---------    ----------
Cash Flows From Operating Activities:
     Net (loss) income                                   $  (1,280)   $     616
     Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
         Loss on disposal of assets                              2            3
         Non-cash compensation expense                         168          --
         Depreciation and amortization                         506          492
         Effect of changes in:
              Receivables                                    1,835        1,950
              Inventories                                     (997)         838
              Prepaid expenses and other assets               (485)         123
              Payables                                         776       (1,168)
              Accrued expenses                                   4       (2,571)
                                                         ---------    ---------
         Net cash provided by operating activities             529          283


Cash Flows From Investing Activities
     Additions to property, plant and equipment                (19)        (114)
                                                         ---------    ---------

Cash Flows From Financing Activities:
     Repayments under revolving credit agreement, net         (664)        (844)
     Repayments of long-term debt                              (55)        (404)
                                                         ---------    ---------
         Net cash used in financing activities                (719)      (1,248)
                                                         ---------    ---------

Net Decrease in Cash and Cash Equivalents                     (209)      (1,079)
Cash and Cash Equivalents at Beginning of Period               568        6,465
                                                         ---------    ---------

Cash and Cash Equivalents at End of Period               $     359    $   5,386
                                                         =========    =========

















                       See notes to financial statements.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
--------------------------------------------------------------------------------



1.    ORGANIZATION AND OPERATIONS

     The Lamaur Corporation ("the Company") develops, formulates, manufactures, and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, and other styling aids, for the consumer market and, until July 1998, the professional hair care market. In addition, the Company develops, formulates, and manufactures hair care, personal care, and household products for third parties. In July 1998, the Company sold its professional salon brands and related inventory to Zotos International, Inc., a subsidiary of Shiseido Co., Ltd., Tokyo, Japan ("Zotos") for net proceeds of $10.0 million. Proceeds were used primarily to pay down borrowings under the credit agreement with Norwest Business Credit and to pay down extended accounts payable.



2.    SIGNIFICANT ACCOUNTING POLICIES

      The accompanying condensed financial statements are unaudited and include all adjustments, consisting of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in The Lamaur Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Results for interim periods are not necessarily indicative of results for the full year.

      Earnings Per Share - Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. In loss years, diluted EPS equals basic EPS.

      Comprehensive Income - Comprehensive income equals net income.

      Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 1999 presentation.

      Inventories are stated at the lower of weighted average cost or market and include the following:

                                         March 31,     December 31,
                                           1999             1998
                                       ------------    ------------
                                               (In thousands)

     Finished goods                    $      5,561    $      4,542

     Work in process                             11             164

     Raw materials                            3,394           3,263
                                       ------------    ------------

         Total                         $      8,966    $      7,969
                                       ============    ============

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

3.    STOCK OPTION PLANS

     In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan.

4.    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Company's operating segments include the Retail Group, Salon Group, and the Custom Manufacturing Group. As the Retail and Salon Groups have similar economic characteristics, they have been aggregated into one reportable segment called the Retail and Salon Group. The Company evaluates performance based on contribution before fixed expenses. The accounting policies of the segments are the same as those of the Company.

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

     The Company's  reportable  segments have separate  sales  departments,  and although the products are similar, they are sold and marketed differently. The Retail and Salon Group sells hair care products including shampoos, conditioners, hair sprays, and other styling aids. These products are distributed to consumer retail outlets and until July 1998, professional salon and specialty shops. Products sold by the Retail and Salon Group require substantial marketing support to maintain their sales. The Custom Manufacturing Group develops and formulates hair care, personal care, and household products for third parties. This group is service oriented and no significant marketing is required to support its sales.

      Following is the financial information related to the Company's segments at March 31, 1999 and 1998:

                                                   1999         1998
                                                ---------    ---------
                                                    (In thousands)
Net sales
     Retail and Salon Group                     $   7,823    $  19,305
     Custom Manufacturing Group                     5,224        3,527
                                                ---------    ---------

        Total net sales                            13,047       22,832

Profit before fixed expenses
     Retail and Salon Group                         1,651        6,193
     Custom Manufacturing Group                     1,305          983
                                                ---------    ---------

        Total profit before fixed expenses          2,956        7,176

Fixed expenses                                      3,962        5,800
                                                ---------    ---------
Operating (loss) income                            (1,006)       1,376
Interest expense                                      321          813
Other income                                           47           53
                                                ---------    ---------

Net (loss) income                               $  (1,280)   $     616
                                                =========    =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


HISTORICAL RESULTS OF OPERATIONS

     Total net sales for the quarter ended March 31, 1999 were $13.0 million, compared with $22.8 million for the same period in 1998, a decrease of $9.8 million or 42.9%. The decrease is due to the decline in sales of the Company's retail and salon brands. Willow Lake(R), Style(R), Color Soft(TM), Perma Soft(R), and Salon Style(R) (retail brands) and the salon brands had sales declines of $11.1 million during the quarter ended March 31, 1999 as compared with the same period in 1998. Style(R), Perma Soft(R), and Salon Style(R) have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these and the Company's other retail brands are likely to continue to decline. The decrease in net sales of the professional salon brands for the quarter ended March 31, 1999 is attributable to the sale of these brands to Zotos on July 31, 1998. The Company continues to manufacture certain of these professional salon brands for Zotos which are sold by the Custom Manufacturing Group at a lower markup over cost.

      Gross margin as a percentage of net sales was 32.8% for the three months ended March 31, 1999, as compared with 42.9% for the same period in 1998. The decline in the gross margin as a percentage of net sales for the three months ended March 31, 1999 is principally due to the sale of lower-margin promotional merchandise for the Willow Lake(R) line, and a change in product mix. In addition, as a result of the sale of the professional salon brands and a decrease in sales of the Company's retail brands, Custom Manufacturing sales, which are lower margin sales, represented a greater percentage of net sales resulting in a reduced gross margin as a percentage of sales.

     Selling, general and administrative expenses (SG&A) were $5.3 million or 40.5% of net sales for the three months ended March 31, 1999, as compared with $8.4 million or 36.9% of net sales for the same period last year, a decrease of $3.1 million. The decrease is principally attributed to reduced marketing expenses of $2.0 million and reduced freight and brokerage as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Company's cost cutting efforts and the sale of the professional salon brands to Zotos. The Company's strategy in 1999 is to focus its limited resources to support the Willow Lake(R) brand with advertising and consumer promotion and also to provide limited promotional support for the other retail brands. There can be no assurance concerning the future performance of Willow Lake(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

      Interest expense decreased to $0.3 million for the three months ended March 31, 1999, as compared with $0.8 million in the same period last year. The decrease in interest expense is principally attributable to lower borrowings and lower interest rates under the Company's revolving line of credit and term loan with Norwest Business Credit.

     As a result of the foregoing factors, the net loss for the three months ended March 31, 1999 was $1.3 million compared with net income of $0.6 million for the same period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the amounts outstanding under the Company's revolving and term loan facilities were $6.7 million and $3.1 million, respectively, as compared with $7.4 million and $3.1 million, respectively, as of December 31, 1998. The interest rates on the loans are variable and are tied to Norwest Bank's base rate which at March 31, 1999 was 7.75%. As of March 31, 1999, the interest rates on the revolving line of credit and the term loan facility were 10.25% and 10.5%, respectively.

     In March 1999, the Company renegotiated the terms and covenants of its loan agreement with Norwest in the Fifth Amendment to the Amended and Restated Credit and Security Agreement. This amendment provides for increased advance rates on eligible receivables and inventory of three percentage points and five percentage points, respectively. The Company incurred a fee of $100,000 in conjunction with this amendment, $50,000 of which is not payable until August 1, 1999.

     Under the terms of the term loan, the Company may borrow up to $3.1 million. The term loan is due on demand and is payable in full by September 1, 1999.

     Both credit facilities are secured by virtually all the assets of the Company. Additionally, the credit facilities restrict the payment of dividends, the Company's ability to incur additional indebtedness and require the Company to comply with certain financial loan covenants regarding profitability, minimum net worth, and capital expenditures. As of March 31, 1999, the Company was in compliance with its financial loan covenants. No assurance can be given that such compliance will continue.

     Total accounts payable exceeding their normal payment terms were approximately $5.8 million as of March 31, 1999. Because the Company has announced its intent to obtain financing through a new credit facility and/or the sale of its manufacturing operations and related assets, major trade creditors and other creditors have extended their "normal" terms to allow the Company additional time to make payments. In August 1998, the Company used a portion of the proceeds from the sale of its professional salon brands to reduce its extended accounts payable. The Company is operating its business to preserve working capital in order to pay the Company's current and extended obligations. To date the Company has been able to make timely shipments to its customers.

     In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan. Management and the Board of Directors believed it was essential to offer such package in order to retain employees and preserve the value of the enterprise while the Company evaluated and pursued alternatives.

     As of March 31, 1999, the Company is $700,000 in arrears on the payment of dividends on its Series B preferred stock. The preferred stock provides for an annual dividend of $400,000, payable in quarterly installments.

      The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its obligations as they become due, to comply with the terms and conditions of the amended financing agreement, to obtain additional financing or refinancing, to reduce aged payables, to reduce its cost structure, and attain sales and operating levels to be profitable.

       In 1998, the Company implemented its cost reduction program which included a reduction in its workforce and an overall reduction in operating expenses. The Company will continue to evaluate sales and operating performance and, if necessary, initiate further cost reductions.

     The Company's strategy in 1999 is to focus its limited resources to support the Willow Lake(R) brand with advertising and consumer promotion and also to provide limited promotional support for the other retail brands.

     The continuing operation of the Company's business is not likely to lead to improved financial results in the near term. Therefore, in order to pay creditors and to provide an opportunity to increase the value of the Company's stock, the Company must sell additional assets, obtain additional financing, or obtain new business through alternative channels. Management has been actively pursuing each of these. While no assurance can be given that it will be successful, management believes that it has made progress towards these objectives, and is continuing to pursue all avenues to ensure that it can meet the Company's obligations to creditors.



YEAR 2000

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

     The Company installed an enterprise-wide software solution in December 1996. At that time, some modules of the system were not Year 2000 compliant. A newer release of the same software is certified to be compliant by the software vendor. The Company's current activity surrounds upgrading to this newer release. It is the Company's intent to test the functionality and make the necessary Company-specific modifications to the software. This process is currently underway and should be completed during the third quarter in 1999. The Company's contingency plan would be to use the certified-compliant software without Company-specific modifications. The computer operating system is certified to be Year 2000 compliant by the vendor.

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

     The Company will perform remediation procedures concurrent with its assessment planning. The Company intends to use internal and external resources to implement, replace and test software and related assets affected by the Year 2000 issue. The Company currently believes that the remediation costs of the Year 2000 issue will not be material to the Company's results of operations or financial position and will be absorbed by the Company through normal operating budgets. The Company does not expect any incremental costs associated with its Year 2000 remediation activities to be significant. Cumulatively through March 31, 1999, the Company has not incurred a material amount of remediation expenses.

     The Company is working with key suppliers and customers to determine whether the suppliers' operations and the products and services that they provide are Year 2000 capable or to monitor their progress toward Year 2000 compliance. The Company has sent questionnaires to its suppliers who furnish product or services to the Company. The Company may choose to identify those suppliers it deems critical and pursue other methods of assuring readiness. The Company is also in the process of surveying customers to determine the status of their Year 2000 efforts.

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

PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, damages, and a recision of all actions approved at the November 2, 1998 Annual Meeting. In addition, the plaintiffs are seeking the appointment of a receiver for the Company and changes in the disclosures to correct what they allege are errors and costs and attorney's fees. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders. No discovery has been commenced against the Company, only minimal discovery has been conducted by plaintiffs, and no significant dates have been set in the litigation.


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan. Management and the Board of Directors believed it was essential to offer such package in order to retain employees and preserve the value of the enterprise while the Company evaluated and pursued alternatives.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

      On March 31, 1999, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $700,000.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


Item 5.    OTHER INFORMATION

      None.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits:

                27   Financial Data Schedule


     (b)      Reports on Form 8-K:

                None.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     THE LAMAUR CORPORATION
     (Registrant)




     ------------------------------------------
     /s/ John D. Hellmann
     Vice President - Finance and Chief Financial Officer
     (Principal Financial and Accounting Officer)


     DATE:  May 14, 1999