Form 10-Q
period 1999-06-30
LAMAUR CORP
filed 1999-08-16
CIK 1011154

=====================================================================

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

                  For the quarterly period ended June 30, 1999


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


At July 30, 1999, there were 7,332,571 shares of the Registrant's $.01 par value Common Stock outstanding.

     =====================================================================

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

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                  June 30, 1999



                                                                           Page
Part I - Financial Information

     Item 1.    Condensed Financial Statements (Unaudited)

           Balance Sheets as of June 30, 1999 and December 31, 1998          4

           Statements of Operations for the Three and Six Months Ended
           June 30, 1999 and 1998                                            5

           Statements of Cash Flows for the Six Months Ended
           June 30, 1999 and 1998                                            6

           Notes to Condensed Financial Statements for the Three
           and Six Months Ended June 30, 1999 and 1998                       7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations for the Three and
             Six Months Ended June 30, 1999 and 1998                         9


Part II - Other Information

      Item 1.    Legal Proceedings                                          12
      Item 2.    Changes in Securities                                      12
      Item 3.    Defaults Upon Senior Securities                            12
      Item 4.    Submission of Matters to a Vote of Security Holders        12
      Item 5.    Other Information                                          12
      Item 6.    Exhibits and Reports on Form 8-K                           12
      Signature                                                             13

PART I. FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                     June 30,       December 31,
                                                       1999             1998
                                                   ------------     ------------

ASSETS

Current Assets:
    Cash and cash equivalents                        $      691             568
    Accounts receivable, net                             10,503          10,244
    Inventories                                           8,004           7,969
    Prepaid expenses and other current assets               442             511
                                                   ------------     ------------

      Total current assets                               19,640          19,292

Property, Plant and Equipment, Net                       16,582          17,392

Other Assets                                                372              28
                                                   ------------     ------------

    Total Assets                                       $ 36,594        $ 36,712
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                    $ 9,154        $ 10,056
    Accrued expenses                                      1,973           2,623
    Accrued salaries, wages and
      employee-related expenses                           1,405           1,147
    Current portion of long-term debt                     1,507           3,350
                                                   ------------     ------------

      Total current liabilities                          14,039          17,176

Long-Term Debt                                           13,488           8,290

Stockholders'  Equity
  Preferred  stock,   $.01  par  value,   4,000,000
  shares authorized:
      Series A Preferred  stock,  $.01 par value,
        1,000,000  shares  issued and outstanding at
        June 30, 1999 and December 31, 1998.
        ($10.0 million liquidation preference)            8,500           8,500
      Series B Preferred stock, $.01 par value,
        763,500 shares issued and outstanding at
        June 30, 1999 and December 31, 1998.
        ($5.0 million liquidation preference)             5,000           5,000
    Common stock, $.01 par value, 12,000,000 shares
      authorized, 7,332,571 and 5,939,761 shares
      issued and outstanding at June 30, 1999 and
      December 31, 1998, respectively.                       73              59
    Additional paid-in-capital                           20,313          20,356
    Stock subscriptions receivable                          (50)            (50)
    Accumulated deficit                                 (24,769)        (22,619)
                                                   ------------     ------------

         Total Stockholders' Equity                       9,067          11,246
                                                   ------------     ------------

    Total Liabilities and Stockholders' Equity         $ 36,594        $ 36,712
                                                   ============     ============



                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                           Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                           ------------------   ----------------
                                             1999      1998       1999    1998
                                           --------  --------  -------- --------

Net Sales                                 $ 16,751  $ 19,645  $ 29,798 $ 42,477

Cost of Goods Sold                          12,176    11,426    20,950   24,467
                                           --------  --------  -------- --------
Gross Margin                                 4,575     8,219     8,848   18,010

Selling, General and Administrative
Expenses                                     5,127     9,330    10,406   17,745
                                           --------  --------  -------- --------

Operating (Loss) Income                       (552)   (1,111)   (1,558)     265

Interest Expense                              (389)     (590)     (710)  (1,403)

Other Income (Expense)                          71        (9)      118       44
                                           --------  --------  -------- --------

Net Loss                                      (870)   (1,710)   (2,150)  (1,094)

Dividends on Series B Preferred Stock         (100)     (100)     (200)    (200)
                                           --------  --------  -------- --------

Net Loss Available to Common Shareholders   $ (970) $ (1,810) $ (2,350)$ (1,294)
                                          =========  ======== ========= ========

Basic Loss per Common Share                $ (0.13)  $ (0.31)  $ (0.34) $ (0.22)
                                          =========  ======== ========= ========

Weighted Average Common Shares
 Outstanding - Basic                          7,311     5,863    7,000    5,814
                                          =========  ======== ======== =========

Diluted Loss per Common Share              $ (0.13)  $ (0.31) $ (0.34)  $ (0.22)
                                          =========  ======== ======== =========

Weighted Average Common Shares
 Outstanding - Diluted                        7,311     5,863    7,000    5,814
                                          =========  ========  ======= =========


















                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
Cash Flows From Operating Activities:
Net loss                                               $   (2,150)   $   (1,094)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
         (Gain) loss on disposal of assets                    (45)            3
         Non-cash compensation expense                        168             -
         Depreciation and amortization                      1,037         1,014
         Effect of changes in:
              Receivables                                    (259)        3,824
              Inventories                                     (35)        2,151
              Prepaid expenses and other assets                69            52
              Payables                                     (1,102)       (1,916)
              Accrued expenses                               (185)       (1,930)
                                                       ------------ ------------

         Net cash (used in) provided by operating
           activities                                      (2,502)        2,104

Cash Flows From Investing Activities:
     Additions to property, plant and equipment              (195)         (344)
     Proceeds from sale of assets                              48             -
                                                       ------------ ------------

         Net cash used in investing activities               (147)         (344)

Cash Flows From Financing Activities:
     Borrowings (repayments) under revolving
       credit agreement, net                                3,174        (7,255)
     Repayments of long-term debt                            (260)         (763)
     Payment of loan fees                                    (145)            -
     Proceeds from sales of common stock, net                   3            25
                                                       ------------ ------------

         Net cash provided by (used in) financing
           activities                                       2,772        (7,993)
                                                       ------------ ------------

Net Decrease in Cash and Cash Equivalents                     123        (6,233)
Cash and Cash Equivalents at Beginning of Period              568         6,465
                                                       ------------ ------------

Cash and Cash Equivalents at End of Period              $     691     $     232
                                                       ============ ============












                       See notes to financial statements.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

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


2.    SIGNIFICANT ACCOUNTING POLICIES

      The accompanying condensed financial statements are unaudited and include all adjustments, consisting of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results for interim periods are not necessarily indicative of results for the full year.

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

      Inventories are stated at the lower of weighted average cost or market and include the following:

                                          June 30,       December 31,
                                            1999               1998
                                     -----------------  -----------------
                                              (In thousands)

Finished goods                            $ 5,354            $ 4,542

Work in process                               286                164

Raw materials                               2,364              3,263
                                     -----------------  -----------------

    Total                                 $ 8,004            $ 7,969
                                     =================  =================

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (continued)
                                   (Unaudited)
     ----------------------------------------------------------------------

3.    STOCK OPTION PLANS

      In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price on the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan.

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

      Following is the financial information related to the Company's segments for the three and six months ended June 30, 1999 and 1998:


                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                   ---------------------  ----------------------
                                      1999       1998        1999        1998
                                   ---------  ----------  ----------  ----------
                                                  (In thousands)
Net sales
     Retail and Salon Group         $ 8,291    $ 16,680    $ 16,114    $ 35,985
     Custom Manufacturing Group       8,460       2,965      13,684       6,492
                                   ---------  ----------  ----------  ----------

        Total net sales              16,751      19,645      29,798      42,477

Profit before fixed expenses
     Retail and Salon Group           1,433       3,321       3,084       9,514
     Custom Manufacturing Group       2,213         862       3,518       1,845
                                   ---------  ----------  ----------  ----------

        Total profit before
          fixed expenses              3,646       4,183       6,602      11,359

Fixed expenses                        4,198       5,294       8,160      11,094
                                   ---------   ---------  ----------  ----------

Operating (loss) income                (552)     (1,111)     (1,558)        265

Interest expense                       (389)       (590)       (710)     (1,403)

Other income (expense)                   71          (9)        118          44
                                   ---------   ---------  ----------  ----------

Net loss                             $ (870)    $(1,710)    $(2,150)    $(1,094)
                                   =========   =========  ==========  ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1998

Historical Results of Operations

     Net sales for the six months ended June 30, 1999 were $29.8 million compared with $42.5 million for the same period in 1998, a decrease of $12.7 million or 29.9%. Net sales for the three months ended June 30, 1999 were $16.8 million, compared with $19.6 million for the same period in 1998, a decrease of $2.8 million or 14.3%. The decreases in net sales for the six months and three months ended June 30, 1999 are due to the decline in sales of the Company's retail and salon brands. Willow Lake(R), Style(R), Perma Soft(R), Color Soft(TM), and Style Natural Reflections(TM) (retail brands) and the salon brands had sales declines of $19.0 million during the six months ended June 30, 1999, and declines of $8.4 million during the three months ended June 30, 1999 as compared with the same periods in 1998. Sales of Style(R) and Perma Soft(R), have continued to decline since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these and the Company's other retail brands are likely to continue to decline. There were no sales of the professional salon brands for the six months and three months ended ended June 30, 1999 as a result of the sale of these brands to Zotos on July 31, 1998. The Company continues to manufacture certain of these professional salon brands for Zotos which are sold by the Custom Manufacturing Group at a lower markup over cost.

     Partially offsetting the net sales declines incurred by the Company's retail and salon brands was an increase in net sales for the Custom Manufacturing Group. Net sales for the Custom Manufacturing Group increased $7.2 million and $5.5 million for the six months and three months ended June 30, 1999, respectively, primarily due to increased production of aerosol products. Management believes that sales by the Custom Manufacturing Group for the six months and three months ended June 30, 1999 are not indicative of future sales in 1999 as the increases in net sales were due mainly to customers building inventory of their aerosol products in response to new regulations taking effect on June 1, 1999 in California limiting the amounts of volatile organic compounds allowed in aerosol products. Aerosol products produced before the June 1, 1999 deadline are permitted to be sold in California despite being produced under the less restrictive guidelines.

     Gross margin as a percentage of net sales was 29.7% for the six months ended June 30, 1999, as compared with 42.4% for the same period in 1998. Gross margin as a percentage of net sales was 27.3% for the three months ended June 30, 1999, as compared with 41.8% for the same period in 1998. The decline in the gross margin as a percentage of net sales for the six months and three months ended June 30, 1999 is principally due to Custom Manufacturing Group sales, which are lower-margin sales, representing a greater percentage of net sales in 1999. The Custom Manufacturing Group sales increased percentage is a result of the sale of the professional salon brands to Zotos, the decrease in the sales of the Company's retail brands, and the increase in Custom Manufacturing aerosol sales.

     Selling, general and administrative expenses (SG&A) were $10.4 million or 34.9% of net sales for the six months ended June 30, 1999, as compared with $17.7 million or 41.8% of net sales for the same period in 1998, a decrease of $7.3 million. SG&A expenses were $5.1 million or 30.6% of net sales for the three months ended June 30, 1999 as compared with $9.3 million or 47.5% of net sales for the same period in 1998, a decrease of $4.2 million. The decreases are principally attributable to reduced marketing expenses of $4.0 million and $2.4 million for the six months and three months ended June 30, 1999, respectively, and reduced freight and brokerage as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Company's cost cutting efforts and the sale of the professional salon brands to Zotos. The Company's strategy in 1999 is to focus its limited resources to support the Willow Lake(R) brand with advertising and consumer promotion and also to provide limited promotional support for the other retail brands. There can be no assurance concerning the future performance of Willow Lake(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

     Interest  expense  decreased  to $0.7 million for the six months ended June
30, 1999, as compared with $1.4 million in the same period in 1998. Interest expense decreased to $0.4 million for the three months ended June 30, 1999 as compared with $0.6 million in the same period in 1998. The decrease in interest expense is principally attributable to lower borrowings and lower interest rates under the Company's revolving line of credit and term loans.

     As a result of the foregoing factors, the net loss for the six months and three months ended June 30, 1999 was $2.2 million and $0.9 million, respectively, compared with $1.1 million and $1.7 million, respectively, for the same periods in 1998.

Liquidity and Capital Resources

     In May 1999, the Company entered into a three-year Loan and Security Agreement with Congress Financial Corporation ("Congress") for a $20 million loan facility. This facility consists of a revolving loan of up to $10.3 million and term loans of $3.0 million and $6.7 million each. The $6.7 million term loan is amortized over five years with monthly principal payments of $111,667. The revolving loan and the term loans are payable in full in May 2002. The Company incurred a closing fee of $200,000 in conjunction with the loan agreement, $100,000 of which was paid at the loan closing, and $100,000 which is payable in May 2000. Approximately $13.8 million of the proceeds from the Congress loans were used to pay off the outstanding revolving line of credit and term loans with the Company's former lender, Norwest Business Credit ("Norwest").

     As of June 30, 1999, the amounts outstanding under the Company's revolving and two term loan facilities were $4.4 million, $3.0 million, and $6.7 million, respectively, as compared with $7.4 million under the revolving loan and $3.1 million under the term loan with Norwest, as of December 31, 1998. The interest rates on the loans with Congress are variable and are tied to the prime rate which at June 30, 1999 was 7.75%. At June 30, 1999, the interest rate on the revolving loan and the $3.0 million term loan was 8.50% and the interest rate on the $6.7 million term loan was 8.75%.

      The revolving loan and the term loans with Congress are secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of June 30, 1999, the Company was in compliance with its financial loan covenants. No assurance can be given that such compliance will continue.

      Total accounts payable exceeding their normal payment terms were approximately $5.5 million as of June 30, 1999. Because the Company announced its intent to obtain financing through a new credit facility and/or the sale of its manufacturing operations and related assets, major trade creditors and other creditors have extended their "normal" terms to allow the Company additional time to make payments. The Company is operating its business to preserve working capital in order to pay the Company's current and extended obligations. To date the Company has been able to make timely shipments to its customers.

     In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price on the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan. Management and the Board of Directors believed it was essential to offer such a package in order to retain employees and preserve the value of the enterprise while the Company evaluated and pursued alternatives.

     As of June 30, 1999, the Company was $800,000 in arrears on the payment of dividends on its Series B Preferred Stock. The preferred stock provides for an annual dividend of $400,000, payable in quarterly installments.

     The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its obligations as they become due, to comply with the terms and conditions of the new loan agreement with Congress, to obtain additional financing or refinancing, to reduce aged payables, to reduce its cost structure, and attain sales and operating levels to be profitable.

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

      The continuing operation of the Company's business is not likely to lead to improved financial results in the near term. Therefore, in order to pay creditors and to provide an opportunity to increase the value of the Company's stock, the Company must sell additional assets or obtain new business through alternative channels. Management has been actively pursuing each of these. While no assurance can be given that it will be successful, management believes that it has made progress towards these objectives, and is continuing to pursue all avenues to ensure that it can meet the Company's obligations to creditors.

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

      The Company installed an enterprise-wide software solution in December 1996. At that time, some modules of the system were not Year 2000 compliant. A newer release of the same software is certified to be compliant by the software vendor. The Company's current activity surrounds upgrading to this newer release. It is the Company's intent to test the functionality and make the necessary Company-specific modifications to the software. This process is currently underway and should be completed during the third quarter of 1999. The Company's contingency plan would be to use the certified-compliant software without Company-specific modifications. The computer operating system is certified to be Year 2000 compliant by the vendor.

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

      The Company will perform remediation procedures concurrently with its assessment planning. The Company intends to use internal and external resources to implement, replace and test software and related assets affected by the Year 2000 issue. The Company currently believes that the remediation costs of the Year 2000 issue will not be material to the Company's results of operations or financial position and will be absorbed by the Company through normal operating budgets. The Company does not expect any incremental costs associated with its Year 2000 remediation activities to be significant. Cumulatively through June 30, 1999, the Company has not incurred a material amount of remediation expenses.

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

                           PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, damages, and a recision of all actions approved at the November 2, 1998 Annual Meeting. In addition, the plaintiffs are seeking the appointment of a receiver for the Company and changes in the disclosures to correct what they allege are errors as well as costs and attorney's fees. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders. No discovery has been commenced against the Company, only minimal discovery has been conducted by plaintiffs, and no significant dates have been set in the litigation.


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price on the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan. Management and the Board of Directors believed it was essential to offer such a package in order to retain employees and preserve the value of the enterprise while the Company evaluated and pursued alternatives.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

      On June 30, 1999, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $800,000.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


Item 5.    OTHER INFORMATION

      None.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits:

                     10.21 Loan and Security Agreement by and between Congress
                           Financial Corporation and Registrant

                     27    Financial Data Schedule


          (b)      Reports on Form 8-K:

                   None.

SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     THE LAMAUR CORPORATION
     (Registrant)



     /s/ John D. Hellmann
     ------------------------------------------
     John D. Hellmann
     Vice President - Finance and Chief Financial Officer
     (Principal Financial and Accounting Officer)

     DATE: August 13, 1999