Form 10-K405/A
period 1998-12-31
LAMAUR CORP
filed 1999-10-28
CIK 1011154

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
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

                                [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                [X] Yes [  ] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 31, 1999 was approximately $0.9 million. This number is calculated by excluding all shares held by directors, Intertec Holdings, L.P. and DowBrands Inc. without conceding that all such persons or entities are affiliates of registrant.

As of August 31, 1999, there were 7,332,571 outstanding shares of the registrant's common stock, $.01 par value.

================================================================================

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below for all directors are the names, ages, positions with the Company and period of service as August 31, 1999. The term of office of each person elected as a director will continue until the next annual meeting of stockholders or until a successor has been elected and qualified or until resignation or removal.

   Name of Director                              Age     Position(s)                       Director
                                                                                            Since
   Joseph F. Stiley, III.........                 60     Chairman of the Board and             1994
                                                         Acting Chief Executive Officer
   Harold M. Copperman...........                 65     Director                              1995
   Perry D. Hoff.................                 40     Director                              1993

  Set forth below for all executive officers are the names, ages, positions with the Company and period of service as of August 31, 1999:

   Name of Executive Officer         Age  Position                                                      Ex Officer Since
   Joseph F. Stiley, III.........     60  Chairman of the Board and Acting Chief Executive Officer           1999
   John D. Hellmann..............     49  Vice President, Chief Financial Officer                            1995
   Donald E. Porter..............     59  Vice President, Corporate Development                              1993
   Ronald P. Williams............     55  Executive Vice President - Lamaur Division                         1995
   Michael G. Piff...............     46  Vice President, Sales - Retail Group - Lamaur Division             1997
   Jay T. Olson..................     47  Vice President, Finance - Lamaur Division                          1996

  Joseph F. Stiley, III has been the Acting Chief Executive Officer of Lamaur since August 1999 and a Director since March 1994. From 1993 to 1994, Mr. Stiley was Vice President of Lamaur, responsible for research and development. From December 1987 to 1993, Mr. Stiley was a consultant to high technology companies, including Intertec Ltd. Mr. Stiley has consulted to the governments of Canada and France, European and domestic corporations, and has participated in the development of international standards for communications.

  Harold M. Copperman has been a Director of Lamaur since September 1995. Mr. Copperman is Vice Chairman of Impulse Telecommunications Corporation ("ITC"), a position he has held since 1990. ITC provides strategic management and engineering consulting resources to enterprises and investors. Mr. Copperman has held chief executive officer and other senior management, business development and marketing positions with large multi-national organizations and entrepreneurial start-up ventures.

  Perry D. Hoff has been a Director of Lamaur since April 1993. He has been the President and a Director of Intertec Holdings, Inc., since 1990, and a Director and Vice President of Operations of Innovative Capital Management, Inc., a private investment company affiliated with Intertec Holdings, L.P., a major stockholder of Lamaur, since 1980. Perry D. Hoff is the son of the late Don G. Hoff.

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

  Michael G. Piff became Vice President, Sales - Retail Group in January 1998. From August 1997 to January 1998 he was Vice President, International - Lamaur Division, from December 1996 to August 1997 he was General Manager, Canada & Mexico/Vice President, Trade Marketing - Retail - Lamaur Division, and from November 1995 to December 1996 he was Director, National Sales - Retail - Lamaur Division. From January 1, 1987 to November 1995 he held various positions with the Personal Care Division of DowBrands.

  Jay T. Olson became Vice President, Finance - Lamaur Division in December 1996. From November 1995 to December 1996 he was Controller - Lamaur Division. From January 1993 to November 1995 he was Controller of the Personal Care Division of DowBrands.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires Lamaur's executive officers and directors and persons who own more than ten percent of a registered class of Lamaur's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent stockholders are also required by SEC rules to furnish Lamaur with copies of all
Section 16(a) reports they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Forms 5 have been filed for such persons as required, Lamaur believes that, during the year ended December 31, 1998, all reporting persons complied with Section 16(a) filing requirements applicable to them, except as follows: One transaction was reported late for each of Messrs. Copperman, Stiley and Don G. Hoff, and two transactions were reported late for Mr. Perry Hoff.

Item 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

  The following table sets forth, for the three years ended December 31, 1998, certain compensation information with respect to Lamaur's Chief Executive Officer and each of the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 1998 (collectively, the "Named Executive Officers"), based upon salary and bonus earned by such executive officers and individuals in 1998.

                           SUMMARY COMPENSATION TABLE


                                                                                                Long-term
                                                                                              Compensation
                                                       Annual Compensation                       Awards
                                   --------------------------------------------------------   -------------
                                                                            Other Annual        Securities        All Other
                                                                            Compensation        Underlying      Compensation
Name and Principal Position            Year     Salary      Bonus (2)        (3)(4)(5)         Options (6)           (7)
---------------------------        ----------   ---------   ----------      ---------------   -------------     -----------
Don G. Hoff                            1998     $290,790            -          $ 3,229                   -                -
   Chairman and Chief                  1997      278,253            -            3,229                   -                -
   Executive Officer                   1996      250,000     $195,000            2,808                   -                -

Dominic J. LaRosa                      1998      259,616       30,000            6,046                   -                -
   President and CEO                   1997      246,086            -           37,765             232,000                -
   Lamaur Division                     1996      200,000      145,000           33,191             100,000           50,000

Ronald P. Williams                     1998      160,966       20,000              945                   -                -
   Executive Vice President            1997      151,005            -            2,105              69,800                -
   Lamaur Division                     1996      102,540       36,000           55,935              69,800           15,000

Michele L. Redmon(1)                   1998      145,377            -              625                   -                -
   Vice President, Marketing,          1997      138,111            -              153              39,800                -
   Retail Group of Lamaur              1996      119,165       50,000            4,304              39,800           15,000
   Division

John D. Hellmann                       1998      129,808       20,000              261                   -                -
   Vice President, Chief               1997      124,039            -              261              36,500                -
   Financial Officer                   1996      100,000       22,500              174              20,000           15,000

Michael G. Piff                        1998      125,848       10,000              278                   -                -
   Vice President - Retail Sales       1997      105,585            -              114              14,400                -
   Retail Group of Lamaur              1996       95,627       20,000               87              14,400                -
   Division

_________________________
(1) Ms. Redmon's employment with Lamaur terminated effective October 2, 1998. See "Directors and Executive Officers - Certain Relationships and Related Transactions - Redmon Severance."

(2)   In 1998, represents bonuses earned but not paid.

(3) For 1998, includes (i) $2,958 for Mr. LaRosa for relocation expenses including $1,078 cash to assist in the payment of taxes and; (ii) $441 for Ms. Redmon for relocation expenses. Also includes imputed income in 1998 resulting from life insurance premiums in the amount of $3,229 for Mr. Hoff, $1,800 for Mr. LaRosa, $945 for Mr. Williams, $184 for Ms. Redmon, $261 for Mr. Hellmann and $278 for Mr. Piff and (iii) vehicle allowance of $1,288 paid to Mr. LaRosa.

(4) For 1997, includes (i) $36,415 of reimbursed expenses for Mr. LaRosa including $15,140 for rental of an apartment, and $12,806 cash to assist in the payment of taxes due on the amount of such reimbursed expenses;
      (ii) $1,500 for Mr. Williams for relocation expenses. Also includes imputed income in 1997 resulting from life insurance premiums in the amount of $3,229 for Mr. Hoff, $1,350 for Mr. LaRosa, $605 for Mr. Williams, $153 for Ms. Redmon, $261 for Mr. Hellmann and $114 for Mr. Piff.

(5) For 1996, includes (i) $31,700 for Mr. LaRosa for relocation expenses which includes $11,555 cash to assist in the payment of taxes, $55,589 for Mr. Williams which includes $17,543 cash to assist in the payment of taxes, and $4,161 for Ms. Redmon which includes $1,213 cash to assist in the payment of taxes; (ii) imputed income in 1996 resulting from life insurance premiums in the amount of $2,808 for Mr. Hoff, $864 for Mr. LaRosa, $346 for Mr. Williams, $143 for Ms. Redmon, $174 for Mr. Hellmann and $87 for Mr. Piff and (iii) vehicle allowance of $627 paid to Mr. LaRosa in 1996.

(6) Represents stock options granted in the years shown with exercise prices equal to or not less than fair market value on the date of grant. No SARs were granted in such years. For 1997, includes options granted with the cancellation of a similar number of options in connection with the Company's repricing program. Options repriced for Messrs. Hoff, LaRosa, Williams, Ms. Redmon and Messrs. Hellmann and Piff were 0, 232,000, 69,800, 39,800, 36,500 and 14,400, respectively.

(7)   Represents non-cash credits that can be used to exercise options.

Option Grants In Last Fiscal Year

  No stock options were granted to any of the Named Executive Officers during 1998.

  In January 1999, Lamaur issued 1,369,800 shares of its common stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. Lamaur recorded compensation expense of approximately $168,000 in connection with these stock grants. Lamaur has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to Lamaur's 1997 stock plan. Management and the board of directors believed it was essential to offer such package in order to retain employees and preserve the value of the enterprise while Lamaur evaluated and pursued alternatives.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

  The following table sets forth certain information regarding options to purchase shares of Lamaur common stock that were held by the Named Executive Officers during 1998. No such options were exercised during 1998.

                                   Number of Shares Underlying            Value of Unexercised
                                       Unexercised Options at            In-the-Money Options at
                                          December 31, 1998                 December 31, 1998
                                ---------------------------------  ----------------------------------
  Name                           Exercisable     Unexercisable       Exercisable      Unexercisable
  ----                          -------------  ------------------  ---------------  -----------------
  Don G. Hoff /(1)/                   234,300                  --               $0                 $0
  Dominic J. LaRosa/(1)/              199,000              33,000                0                  0
  John D. Hellmann /(1)/               62,900               6,600                0                  0
  Ronald P. Williams /(1)/             48,350              21,450                0                  0
  Michele L. Redmon                    28,250              11,550                0                  0
  Michael G. Piff /(1)/                 9,648               4,752                0                  0

___________________________

/(1)/ In January 1999, options were canceled in conjunction with the grant of 759,300 shares of common stock at the then fair market value. See "Certain Transactions."

Stock Plans

The Company maintains the following stock plans under which officers, directors and consultants of the Company receive benefits.

1997 Stock Plan

  The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility with the Company, to provide additional incentive to the employees, directors, and consultants of the Company and to promote the success of the Company's business. Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options. In addition, shares of the Company's Common Stock may be granted under the Plan. As of August 31, 1999, 65,850 options were outstanding under the plan, 1,129,800 shares had been issued under the plan, and 168,625 shares remained available for grant under the plan.

1996 Non Qualified Stock Option Plan

  The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility with the Company, to provide additional incentive to the employees, directors, and consultants of the Company and to promote the success of the Company's business. Options granted under the Plan must be nonstatutory stock options. As of August 31, 1999, 1,300 options were outstanding under the plan, 0 shares had been issued under the plan, and 0 shares remained available for grant under the plan.

1996 Stock Incentive Plan

  The purpose of the Plan is to provide incentive compensation to employees and consultants of the Company by affording them an opportunity to acquire an interest in the Company. Awards under this Plan may be of three types: stock options, stock appreciation rights and restricted shares. An option may be granted as an incentive stock option or as a nonqualified stock option. As of August 31, 1999, 71,725 options were outstanding under the plan, 62,700 shares had been issued under the plan, and 0 shares remained available for grant under the plan.

1997 Employee Stock Purchase Plan

  The purpose of the Purchase Plan is to provide employees with an opportunity to purchase Common Stock of the Company through payroll deductions.

  Each employee of the Company (including officers), whose customary employment with the Company is at least 20 hours per week and more than five months in any calendar year, is eligible to participate in an Offering Period as defined below.

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

  Shares of Common Stock may be purchased under the Purchase Plan at a price not less than 85% of the lesser of the fair market value of the Common Stock on (i) the first day of the Offering Period or (ii) the last day of Purchase Period. For purposes of the Purchase Plan, the "fair market value" of the Common Stock on any relevant date will be the closing price per share as reported on The Nasdaq National Market as quoted on such exchange or reported in The Wall Street Journal. The number of shares of Common Stock a participant purchases in each Purchase Period is determined by dividing the total amount of payroll deductions withheld from the participant's compensation during that Purchase Period by the purchase price. As of August 31, 1999, 130,479 shares had been issued under the plan and 269,521 shares remained available under the plan. No officers purchased any shares under this plan in 1998.

  Because the Company's share price was below $1.00 per share for an extended period, in accordance with Nasdaq listing requirements, the Company was delisted from the Nasdaq reporting system in February 1999. The Company's shares are currently traded in the "Pink Sheets." In May of 1999, the Board of Directors elected to suspend participation in the plan, and therefore, the company did not initiate a new offering period on June 1, 1999. The Board of Directors continues to evaluate this matter.

Stock Option Plan for Non-Employee Directors and Advisory Board Members

  The Stock Option Plan for Non-Employee Directors and Advisory Board Members (the "Director Plan") provides for the grant of options for the purchase of up to 150,000 shares of Common Stock of the Company to non-employee directors of the Company and members of Advisory Boards established by the Company. Currently, approximately two persons are eligible for grants of options under the Director Plan. No director may be granted options with respect to more than 75,000 shares during the term of this Plan. The Director Plan is administered by a "Committee" (currently the Compensation Committee) which is composed of at least two directors of the Company, one of whom is a non-employee director within the meaning of Rule 16b-3. Under the terms of the Plan, each non-employee director, on commencement of office will receive an option to purchase 6,600 shares of Common Stock upon the date of election. In addition, on the date of the Company's annual meeting of shareholders, each non-employee director continuing in office will receive an option to purchase 3,300 shares of Common Stock. The exercise price per share for all options granted under the Director Plan will be equal to the market price of the Common Stock as of the date of grant and may be paid (i) in cash, (ii) by transferring shares to the Company, or (iii) a combination of the foregoing. Options become exercisable in full beginning one year after their date of grant and are exercisable only while the director is serving as a director of the Company or within 180 days after the Participant ceases to serve as a director of the Company (except that if a director dies or becomes disabled while he or she is serving as a director of the Company, the option is exercisable for a period of 12 months from the date of death or disability). However, upon a change in control of the Company, options become immediately and fully exercisable. The Director Plan also authorizes the issuance of options to individuals serving on Advisory Boards established by the Company on terms substantially similar to those applicable to directors. As of August 31, 1999, no options were outstanding, 36,300 shares had been issued under the plan, and 113,700 shares of Common Stock were reserved for future issuance under the Director Plan.

Non-Cash Credits

  Prior to 1998 Lamaur granted non-cash credits to its executive officers and other employees and consultants which can be used by the recipient to exercise stock options. As of December 31, 1998 non-cash credits held by Messrs. Hoff, LaRosa, Williams, Ms. Redmon and Messrs. Hellmann and Piff were as follows:
$355,000, $102,750, $31,275, $28,875, $21,563 and $0, respectively.  As of
December 31, 1998 total non-cash credits outstanding were $692,213.

Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the board currently consists of Joseph F. Stiley, III (Chairman) and Harold M. Copperman. None of these individuals were at any time during 1998, or at any other time, an officer or employee of Lamaur, except that Mr. Stiley assumed the role of Acting Chief Executive Officer upon the death of Mr. Don Hoff in July 1999. No executive officer of Lamaur serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board or the compensation committee of Lamaur.

Compensation Committee Report

  The following is the report of the compensation committee of the Board describing compensation policies and rationales applicable to Lamaur's executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 1998. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that Lamaur specifically incorporates it by reference into such filing.

  Compensation Philosophy.  The philosophy of Lamaur's compensation committee
  -----------------------
regarding executive compensation is to attract and retain highly talented executives and to motivate them to high levels of performance, recognizing the different impact that various executives have on the achievement of corporate goals. To achieve these objectives Lamaur pays executives on a total compensation approach that includes varying combinations of base salary, annual bonus (dependent on corporate and individual performance), and stock options. After evaluating management's performance, the compensation committee approves compensation and pay levels. Stock option grants to executive officers are approved by the compensation committee.

          Base Salary. Salaries for executive officers are reviewed annually, and are adjusted based upon performance contribution, management recommendation and market conditions.

          Bonus. The compensation committee determines the level of bonus compensation for the entire corporate bonus program based upon corporate and senior management performance, which are judged based on corporate earnings. Bonuses within that pool are then allocated.

          Stock. Lamaur believes that stock options granted to key employees, including executive officers, provide such persons with compensation based on Lamaur's overall performance as reflected by the stock price, create a valuable retention device through three-year vesting schedules and help align employees' and stockholders' interests. Stock options are typically granted at the time of hire, at the time of promotion or at the time of achievement of a significant corporate objective. Individual stock option award levels are determined primarily by a matrix that allocates the available shares based on position within Lamaur, with discretionary adjustments based on subjective performance factors.

  Compensation of Chief Executive Officer.  The compensation of Don G. Hoff in
  ---------------------------------------
1998 was approved by the compensation committee. The compensation committee determined the Chief Executive Officer's compensation after considering the same factors used to determine the compensation of other executive officers.

  Cancellation of Options and Stock Grants.  In January 1999, Lamaur issued
  ----------------------------------------
1,369,800 shares of its common stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. Lamaur recorded compensation expense of approximately $168,000 in connection with these stock grants. Lamaur has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to Lamaur's 1997 Stock Plan. Management and the board of directors believed it was essential to offer such package in order to retain employees and preserve the value of the enterprise while Lamaur evaluated and pursued alternatives.

  Summary.  It is the opinion of the compensation committee that the executive
  -------
compensation policies and programs in effect for Lamaur's executive officers provide an appropriate level of total remuneration that properly aligns Lamaur's performance and interests of Lamaur's stockholders with competitive and equitable executive compensation in a balanced and reasonable manner.

  The following table sets forth information with respect to the repricing of those options held by executive officers of Lamaur at the time of the repricing:

                           TEN-YEAR OPTION REPRICING

                                                                                                               Length of
                                                   Number of                                                Original Option
                                                  Securities    Market price     Exercise                    Term in Years
                                                  Underlying     of Stock at     Price at         New      Remaining at Date
                                     Date of        Options        Time of        Time of      Exercise     of Repricing or
Name and Principal Position         Repricing      Repriced       Repricing      Repricing       Price         Amendment
---------------------------         ---------     ----------    ------------     ---------     --------   -----------------
Dominic J. LaRosa                    11/5/97        132,000          $2.25          $3.03        $2.25                 5.2
   President and CEO                 11/5/97        100,000          $2.25          $4.25        $2.25                 8.8
   of Lamaur Division

William M. Boswell /(1)/             11/5/97         39,600          $2.25          $4.25        $2.25                 8.8
   Vice President, Sales --          11/5/97         20,000          $2.25          $4.25        $2.25                 8.8
   Retail Group of Lamaur            8/28/96         39,600          $4.25          $6.06        $4.25                9.13
   Division

Richard T. Loda /(2)/                8/28/96         25,000          $4.25          $6.06        $4.25                9.54
   Vice President, Science
   and Technology

Michele L. Redmon /(1)/              11/5/97         19,800          $2.25          $4.25        $2.25                 8.8
   Vice President,                   11/5/97         20,000          $2.25          $4.25        $2.25                 8.8
   Marketing -- Retail               8/28/96         19,800          $4.25          $6.06        $4.25                9.13
   Group of Lamaur
   Division

Ronald P. Williams                   11/5/97         19,800          $2.25          $4.25        $2.25                 8.8
   Executive Vice                    11/5/97         20,000          $2.25          $4.25        $2.25                 8.8
   President -- Lamaur               11/5/97         30,000          $2.25          $4.00        $2.25                 9.1
   Division                          8/28/96         19,800          $4.26          $6.06        $4.25                9.13

John D. Hellmann                     11/5/97         16,500          $2.25          $3.03        $2.25                 5.2
   Vice President, Chief             11/5/97         20,000          $2.25          $4.25        $2.25                 8.8
   Financial Officer

Donald E. Porter                     11/5/97         20,000          $2.25          $4.25        $2.25                 8.8
   Vice President,
   Corporate Development

Michael G. Piff                      11/5/97          8,000          $2.25          $4.00        $2.25                 9.1
   Vice President, Sales --          11/5/97          1,400          $2.25          $4.25        $2.25                5.25
   Retail Group, Lamaur              11/5/97          5,000          $2.25          $4.25        $2.25                5.25
   Division

Jay T. Olson                         11/5/97          9,900          $2.25          $4.25        $2.25                 8.8
   Vice President, Finance           11/5/97         15,000          $2.25          $4.25        $2.25                 8.8
   Lamaur Division                   11/5/97         10,000          $2.25          $4.25        $2.25                 9.1

John A. Anzur/(2)/                   11/5/97         50,000          $2.25          $4.25        $2.25                 8.8
   Vice President,                   11/5/97         20,000          $2.25          $4.25        $2.25                 8.8
   General Counsel

John G. Hewson/(1)/                  8/28/96         13,200          $4.25          $6.06        $4.25                9.17
   Vice President, Business
   Development Planning
   and Administration --
   Lamaur Division

                                                                                                               Length of
                                                   Number of                                                Original Option
                                                  Securities    Market price     Exercise                    Term in Years
                                                  Underlying     of Stock at     Price at         New      Remaining at Date
                                     Date of        Options        Time of        Time of      Exercise     of Repricing or
Name and Principal Position         Repricing      Repriced       Repricing      Repricing       Price         Amendment
---------------------------         ---------     ----------    ------------     ---------     --------   -----------------
Patrick T. Parenty/(1)/              8/28/96         13,200          $4.25          $6.06        $4.25           9.17
   Vice President, Sales --
   Lamaur Salon Division

------------
 (1) Such executive officer is no longer employed at Lamaur.
 (2) Such executive officers are no longer employed at Lamaur and these options expired without being exercised.



                                           COMPENSATION COMMITTEE
                                           Harold M. Copperman
                                           Joseph F. Stiley, III

Stock Performance Graph

  In accordance with Exchange Act regulations, the following performance graph compares the cumulative total stockholder return on Lamaur's common stock to the cumulative total return on the Nasdaq Stock Market and a selected group of peer issuers over the same period. The peer issuers consist of DEP Corporation, BeautiControl Cosmetics, Inc., DEL Laboratories, Inc., and The Stephan Co.. DEP Corporation was acquired in 1998 and is not included in the data for the year ended December 31, 1998. The graph assumes that the value of the investment in Lamaur's common stock and each index was $100 on May 23, 1996 (the date of Lamaur's initial public offering) and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Lamaur specifically incorporates it by reference into such filing.

 [GRAPH]

                          THE LAMAUR
                          CORPORATION                  NASDAQ               PEER GROUP
                          -----------                  ------               ---------
05/1996                       $100.00                  $100.00                 $100.00

12/1996                         51.56                   103.75                  125.77

12/1997                         18.75                   127.34                  154.41

12/1998                          0.78                   179.01                  126.20


Compensation of Directors

  During 1998, Lamaur's non-employee directors were paid $1,000 per quarter (plus reasonable out-of-pocket expenses), plus $500 per day for each meeting beyond the four regularly scheduled meetings. The directors held thirteen telephonic board meetings during 1998 in addition to three in-person meetings. The directors received no additional compensation for attendance at these meetings. In addition, non-employee directors are entitled to receive options to purchase shares of common stock under Lamaur's Stock Option Plan for Non-Employee Directors and Advisory Board Members.

  In April 1998, Mr. Copperman and Mr. Dean each received an option to purchase 20,000 shares of Lamaur common stock, and Mr. Stiley and Mr. Eppner each received an option to purchase 5,000 shares of Lamaur common stock. All of these options had an exercise price of $2.56.

Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership as of August 31, 1999 of Lamaur's Common Stock by (i) each director,
(ii) each of the executive officers listed in the Summary Compensation Table below, (iii) all executive officers and directors as a group and (iv) each person known by the Company to be the beneficial owner of 5% or more of Lamaur's outstanding Common Stock. The percentage owned is calculated based upon 7,332,571 shares of Common Stock outstanding as of August 31, 1999 and, in the case of DowBrands Inc., is calculated assuming that all of the preferred stock is converted into common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to applicable community property laws.

                                                                         AMOUNT AND
                                                                         NATURE OF
                                                                         BENEFICIAL       PERCENTAGE
NAME OF BENEFICIAL OWNER                                                 OWNERSHIP          OWNED
------------------------                                               ------------      ----------
Don G. Hoff (1)                                                           2,044,725             27.9%
    One Lovell Avenue, Mill Valley, CA  94941

Perry D. Hoff (2)                                                         1,846,485             25.2%
    East 5058 Grapeview Loop, Allyn WA  98524

Intertec Holdings, L.P. (3)                                               1,810,425             24.7%
    East 5058 Grapeview Loop, Allyn WA  98524

DowBrands Inc. (4)                                                        1,163,910             13.7%
    9550 Zionsville Road, Indianapolis, IN  46268

Parsow Partnership, Ltd. (5)                                                543,200              7.4%
    P.O. Box 0449, Elkhorn, NE  68022

Futurtec, L.P. (6)                                                          419,842              5.7%
    111 Great Neck Road, Suite 301, Great Neck, NY  11021

Dominic J. LaRosa (7)                                                       356,733              4.9%

Harold M. Copperman                                                         252,795              3.4%

John D. Hellmann                                                            109,450              1.5%

Ronald P. Williams                                                          105,470              1.4%

Joseph F. Stiley, III                                                        89,900              1.2%

Michael G. Piff                                                              76,077              1.0%

Michele L. Redmon                                                             5,007                *

All executive officers and directors of the Company as a group (8)
    (8 persons)                                                           2,665,202             36.3%

_________________
*     Represents less than one percent (1%)

(1) Mr. Hoff passed away on July 18, 1999. All shares listed are held by his estate pending settlement thereof. Includes 1,810,425 shares held by Intertec Holdings, L.P. See footnote 3. Mr. Hoff was the father of Perry
      D. Hoff.

(2) Includes 36,060 shares held directly by Mr. Perry Hoff. Includes 1,810,425 shares held by Intertec Holdings, L.P. See footnote 3. Mr. Perry Hoff is the son of the late Don G. Hoff. See footnote 1.

(3) 1,810,425 shares are by Intertec Holdings, L.P., an investment partnership whose general partner is Intertec Holdings, Inc., a corporation of which the late Don G. Hoff was a director, Perry D. Hoff is president and a director and other members of the Hoffs' immediate family are the remaining officers and directors and whose sole limited partner is Intertec Ltd., a limited partnership in which the estate of Don G. Hoff, together with his widow, hold a 25% limited partner interest, Perry D. Hoff holds a 25% limited partner interest and members of the Hoffs' immediate family own the remainder of limited partnership interest, and whose general partner is a corporation of which the late Don G. Hoff was a director, Perry D. Hoff is an officer and a director and other members of the Hoffs' immediate family are the remaining officers and directors.

(4) Consists of 1,163,910 shares that may be acquired upon the conversion of Series A and Series B Convertible Preferred Stock. DowBrands Inc. owns 100% of the outstanding Series A and Series B Preferred Stock.

(5) Includes 130,000 shares held by Elkhorn Partners Limited Partnership, an affiliate of Parsow Partnership, Ltd., as to which Parsow Partnership, Ltd. disclaims beneficial ownership.

(6) Futurtec Capital Corp., the general partner of Futurtec, L.P., exercises sole voting and investment power over the shares held by Futurtec, L.P. Ido Klear is the sole stockholder of Futurtec Capital Corp.

(7) Includes 20,000 shares held by members of Mr. LaRosa's immediate family, as to which Mr. LaRosa disclaims beneficial ownership.

(8)   Does not include shares owned directly by the late Don Hoff.

Item 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS

   Cancellation of Options and Stock Grants.  In January 1999, Lamaur issued
   ----------------------------------------
1,369,800 shares of its common stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. Lamaur recorded compensation expense of approximately $168,000 in connection with these stock grants. Lamaur has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to Lamaur's 1997 stock plan. Management and the board of directors believed it was essential to offer such package in order to retain employees and preserve the value of the enterprise while Lamaur evaluated and pursued alternatives.

   License Agreement.  In May 1993, Lamaur acquired from Intertec Ltd., a
   -----------------
Delaware limited partnership, for a 30-year period, the exclusive worldwide rights to use all technology owned by Intertec Ltd. relating to cosmetic hair care applications. The 30-year exclusive license agreement gives Lamaur the right to develop, manufacture and sell products for cosmetic hair care applications based on the technology. Intertec Ltd., which is entirely owned by the estate of Mr. Don Hoff and members of his immediate family, is the sole limited partner in Intertec Holdings, L.P., Lamaur's principal shareholder. The license is non-assignable, but Lamaur may sublicense the rights granted to it provided the sublicense includes certain protective provisions. Lamaur issued, as consideration for the grant of the license, a promissory note in the principal amount of $1.0 million, and agreed to pay a royalty as described below. A note for the license fee was payable in four equal installments of $250,000. The first installment was made in May 1997. The balance of the note plus accrued interest of $126,645 was paid in March 1998. Lamaur has also agreed to pay certain legal expenses incurred by Intertec Ltd. in connection with preparing and prosecuting a patent application covering the technology. Lamaur paid $777 of this expense in 1998.

   Lamaur will pay a royalty to Intertec Ltd. equal to 1% of Lamaur's proceeds from any direct sales made by Lamaur of products, instruments or components using or derived from the technology, plus 1% of the "revenue base" of Lamaur's sub-licensees. The "revenue base" is the proceeds received by the sub-licensees for their sales of products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using the technology reach $10.0 billion. Lamaur has no sub-licenses as of the date of this Proxy Statement, and Lamaur may not enter into any sub-license on favorable terms. Upon expiration in 2012 of the patent held by Intertec Ltd., Lamaur will be unable to deny competitors access to the underlying technology.

   The terms of the license were not established by arm's length negotiations or independent appraisal.

   Common Stock Purchase Agreement.  In March 1996, Lamaur and Intertec
   -------------------------------
Holdings, L.P. entered into a stock purchase agreement pursuant to which Intertec Holdings, L.P. agreed to purchase from Lamaur, shares of common stock at $8.00 per share. Intertec Holdings, L.P. was required to purchase an aggregate of 146,107 shares. Intertec Holdings, L.P. was obligated, subject to there being no event of default under Lamaur's loan agreements and certain other customary conditions, to purchase and pay for the shares in four equal installments commencing on May 29, 1997. The deferred purchase price under the stock purchase agreement accrued interest from and after the closing of Lamaur's initial public offering on May 22, 1996 at 5.5% per annum, payable with each installment.

   On May 29, 1997, Intertec Holdings, L.P. was issued 36,526 shares of Lamaur's common stock in the first installment. On May 29, 1997, Lamaur made the first scheduled payment to Intertec Holdings, L.P. on the Note.

   Intertec Holdings, L.P. had the option to accelerate one or more purchases under the stock purchase agreement on 30 days prior notice to Lamaur. Lamaur had the option, at any time or from time to time, to terminate Intertec Holdings, L.P.'s purchase rights with respect to one or more of the installments, on 10 days prior notice to Intertec Holdings, L.P. On February 16, 1998, Intertec Holdings, L.P. elected to accelerate all purchases under the stock purchase agreement, and on March 18, 1998 Intertec Holdings L.P. was issued 109,581 shares of Lamaur's common stock and the balance of the Intertec Note was canceled.

   Facilities and Equipment.  Pursuant to a lease dated October 1, 1996, Lamaur
   ------------------------
subleased office space (6,008 square feet) in Mill Valley, CA, together with most of the furniture and office equipment at that location, from Intertec, a division of Innovative Capital Management Inc. ("Intertec"), an affiliate of Messrs. Don Hoff and Perry Hoff, directors of Lamaur. The original term of the sublease was 36 months, expiring in September 1999. The office space was leased for monthly rental of $9,012 and the furniture and office equipment were leased for monthly rental of $1,774. Under the terms of the sublease, Lamaur is responsible for property taxes, insurance and maintenance.

   On December 4, 1997, Lamaur notified Intertec that it would like to terminate the sublease with respect to 1,784 square feet of the space, and as of March 31, 1998 the sublease was amended to terminate the sublease of that space and to provide that Lamaur shall have no further obligations to Intertec with respect to the terminated space. Intertec agreed to relieve Lamaur of this obligation without any consideration to Intertec. The new monthly rent was $6,336. Furthermore, on June 1, 1998, the sublease was terminated and Lamaur leased the office space on a month-to-month basis for a monthly rental of $3,600. In February 1998, payment of the rent applicable to the furniture and equipment was deferred until 1999.

   Total payments to Intertec in 1998 were $64,032, comprised of $57,708 in building rent, $1,774 in equipment rent, and $4,550 in taxes. Based upon research conducted by Lamaur, the Intertec lease payments are 25% to 50% below market rates. Intertec uses a small office and has provided and received office services from time to time.

   Travel Agent Services.  Lamaur used as a travel agent Diana Weeck, who is the
   ---------------------
sister of the late Mr. Don Hoff. In addition to standard commissions, Lamaur paid fees to Mrs. Weeck of $4,885 during 1998. Management believes the fees charged by Mrs. Weeck are consistent with the charges normally charged in the industry, and that her services resulted in significant cost savings to Lamaur. Lamaur no longer uses the services of Mrs. Weeck.

   Manufacturing Agreement with DowBrands.  In connection with the acquisition
   --------------------------------------
by Lamaur of the Personal Care Division of DowBrands in November 1995, Lamaur and DowBrands entered into a two-year agreement (with two additional one-year extensions at DowBrands' election) pursuant to which Lamaur continued to serve as DowBrands sole supplier of certain household cleaning products, subject to Lamaur maintaining competitive pricing and delivery schedules. Pursuant to the agreement, DowBrands agreed to accept $3.0 million of credits to be applied towards purchases of finished products in eight equal quarterly installments of $375,000 commencing February 1996. On November 15, 1997, the manufacturing agreement expired without extension by Dow. There were no sales to DowBrands during 1998.

   LaRosa Severance.  The employment of Dominic LaRosa, Lamaur's former
   ----------------
President and CEO -- Lamaur Division, terminated on April 15, 1999. Mr. LaRosa has asserted a claim for severance payments pursuant to the severance agreement described under the caption "Compensation of Directors and Executive Officers - Employment Contracts and Termination of Employment and Change of Control Arrangements - Employee Severance Arrangements." Lamaur believes that it is not required to pay Mr. LaRosa any additional amounts.

   Redmon Severance.  The employment of Michele Redmon, Lamaur's former Vice
   ----------------
President, Marketing, Retail Group of Lamaur Division, terminated on October 2, 1998. Lamaur paid an aggregate of $64,600 to Ms. Redmon between October 2, 1998 and March 31, 1999 for consulting services. Lamaur also made standard payments for Ms. Redmon's medical, dental and life insurance premiums through March 31, 1999.

Consulting Fees to Joseph F. Stiley, III and Harold M. Copperman

  During 1998, Messrs. Copperman and Stiley performed consulting services for Lamaur and were paid $25,101 and $9,867, respectively. These fees were in addition to the fees paid to these individuals as directors.

Employee Severance Agreements
  On May 6, 1997, the board of directors and the compensation committee approved employee severance agreements with ten officers of Lamaur.

  The severance agreements are intended to provide certain key employees with certain protection from events that could occur in connection with certain changes of control of Lamaur. In the event of an Involuntary Termination (as defined in the severance agreements) of the employee within 24 months of such Change of Control (as defined in the severance agreements), then as of the date of such Involuntary Termination:

  (i) Lamaur shall pay in cash on the date of the Involuntary Termination one and one-half times the employee's most recent annual full-time base compensation in effect prior to the Change of Control;

  (ii) Lamaur shall provide medical, dental and basic life insurance no less favorable than such insurance that was in effect for the employee and his or her dependents during his or her most recent full time period of employment prior to the Change of Control for a period equal to the shorter of 18 months from the end of the month in which the Involuntary Termination occurs or the date the employee becomes covered under another insurance plan as a result of obtaining new employment;

  (iii) Lamaur shall pay in cash to the employee an amount equal to 25% of the employee's most recent annual full-time base compensation in effect prior to such Change of Control provided that such employee's principal place of residence at any time within 24 months from the Involuntary Termination changes from the employee's principal place of residence immediately prior to the Involuntary Termination and provided further that the payment under this paragraph of the Agreement shall be reduced by the amount of any moving expenses paid by a new employer of employee;

  (iv) at the option of the employee within six months from the Involuntary Termination, the Employee may borrow from Lamaur the principal sum equal to one and one-half times the employee's most recent annual full-time base compensation in effect immediately prior to such Change of Control at the lowest rate of interest permitted by the Internal Revenue Service to avoid the imputation of income.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     THE LAMAUR CORPORATION
                                         (Registrant)


                                    /s/  John D. Hellmann
                                    ----------------------------------------
DATE: October 26, 1999              John D. Hellmann
                                    Vice President - Finance and
                                    Chief Financial Officer