Form 10-Q
period 1999-09-30
LAMAUR CORP
filed 1999-11-15
CIK 1011154

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

                For the quarterly period ended September 30, 1999


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

                                   ----------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X] No [ ]


At November 1, 1999, there were 7,332,571 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

================================================================================

This quarterly report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This Form 10-Q includes forward-looking statements including but not limited to those regarding future performance of the retail brands, the Company's ability to attain any particular level of sales or to be profitable in the future, the Company's ability to meet working capital requirements, the Company's ability to be in compliance with its loan agreement, and the Company's expectations regarding the sale of assets or its ability to achieve other strategic initiatives. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Actual results are particularly dependent upon management's ability to (i) close the sale of the manufacturing facility and (ii) continue to work with creditors until they are being timely paid. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission.

================================================================================

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                               September 30, 1999


                                                                            Page
                                                                            ----
Part I - Financial Information

    Item 1. Condensed Financial Statements (Unaudited)

        Balance Sheets as of September 30, 1999 and December 31, 1998         4

        Statements of Operations for the Three and Nine Months Ended
              September 30, 1999 and 1998                                     5

        Statements of Cash Flows for the Nine Months Ended
              September 30, 1999 and 1998                                     6

        Notes to Condensed Financial Statements for the Three
              and Nine Months Ended September 30, 1999 and 1998               7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations for the Three and
            Nine Months Ended September 30, 1999 and 1998                     10


Part II - Other Information

    Item 1.    Legal Proceedings                                              13
    Item 2.    Changes in Securities                                          13
    Item 3.    Defaults Upon Senior Securities                                13
    Item 4.    Submission of Matters to a Vote of Security Holders            13
    Item 5.    Other Information                                              13
    Item 6.    Exhibits and Reports on Form 8-K                               13
    Signature                                                                 14

                          PART I. FINANCIAL INFORMATION

Item 1. CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                          September 30,   December 31,
                                                                               1999          1998
                                                                             --------      --------
ASSETS

Current Assets:
     Cash and cash equivalents                                               $    497      $    568
     Accounts receivable, net                                                   6,892        10,244
     Inventories                                                                6,716         7,969
     Prepaid expenses and other current assets                                    570           511
                                                                             --------      --------

       Total current assets                                                    14,675        19,292

Property, Plant and Equipment, Net                                             16,107        17,392

Other Assets                                                                      355            28
                                                                             --------      --------

     Total Assets                                                            $ 31,137      $ 36,712
                                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                        $  8,046      $ 10,056
     Accrued expenses                                                           2,627         2,623
     Accrued salaries, wages and employee-related expenses                      1,120         1,147
     Current portion of long-term debt                                          1,504         3,350
                                                                             --------      --------

       Total current liabilities                                               13,297        17,176

Long-Term Debt                                                                 11,682         8,290

Stockholders' Equity
     Preferred stock, $.01 par value, 4,000,000 shares authorized:
       Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at September 30, 1999 and December 31, 1998
         ($10.0 million liquidation preference)                                 8,500         8,500
       Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at September 30, 1999 and December 31, 1998
         ($5.0 million liquidation preference)                                  5,000         5,000
     Common stock, $.01 par value, 12,000,000 shares authorized,
       7,332,571 and 5,939,761 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively                      73            59
     Additional paid-in-capital                                                20,213        20,356
     Stock subscriptions receivable                                               (50)          (50)
     Accumulated deficit                                                      (27,578)      (22,619)
                                                                             --------      --------

           Total Stockholders' Equity                                           6,158        11,246
                                                                             --------      --------

     Total Liabilities and Stockholders' Equity                              $ 31,137      $ 36,712
                                                                             ========      ========

                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                       --------------------    --------------------
                                                         1999        1998        1999        1998
                                                       --------    --------    --------    --------
Net Sales                                              $ 10,131    $ 15,004    $ 39,929    $ 57,481

Cost of Goods Sold                                        7,822       8,966      28,772      33,433
                                                       --------    --------    --------    --------

Gross Margin                                              2,309       6,038      11,157      24,048

Selling, General and Administrative Expenses              4,817       7,120      15,223      24,865
                                                       --------    --------    --------    --------

Operating Loss                                           (2,508)     (1,082)     (4,066)       (817)

Interest Expense                                           (351)       (418)     (1,061)     (1,821)

Other Income                                                 50          89         168         133

Gain on sale of professional salon brands                  --         5,446        --         5,446
                                                       --------    --------    --------    --------

Net (Loss) Income                                        (2,809)      4,035      (4,959)      2,941

Dividends on Series B Preferred Stock                      (100)       (100)       (300)       (300)
                                                       --------    --------    --------    --------

Net (Loss) Income Available to Common Shareholders     $ (2,909)   $  3,935    $ (5,259)   $  2,641
                                                       ========    ========    ========    ========

Basic (Loss) Income per Common Share                   $  (0.40)   $   0.67    $  (0.74)   $   0.45
                                                       ========    ========    ========    ========

Weighted Average Common Shares Outstanding - Basic        7,333       5,888       7,112       5,839
                                                       ========    ========    ========    ========

Diluted (Loss) Income per Common Share                 $  (0.40)   $   0.57    $  (0.74)   $   0.41
                                                       ========    ========    ========    ========

Weighted Average Common Shares Outstanding - Diluted      7,333       7,052       7,112       6,499
                                                       ========    ========    ========    ========

                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     --------------------
                                                                       1999        1998
                                                                     --------    --------
Cash Flows From Operating Activities:
Net (loss) income                                                    $ (4,959)   $  2,941
     Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
         Gain on sale of professional salon brands                       --        (5,446)
         (Gain) loss on disposal of assets                                (44)          6
         Non-cash compensation expense                                    168        --
         Depreciation and amortization                                  1,572       1,537
         Effect of changes in:
              Receivables                                               3,352       6,630
              Inventories                                               1,253       1,675
              Prepaid expenses and other assets                           (59)       (153)
              Payables                                                 (2,310)     (3,227)
              Accrued expenses                                            184      (2,668)
                                                                     --------    --------

         Net cash (used in) provided by operating activities             (843)      1,295

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                          (223)       (575)
     Proceeds from sale of assets                                          47      10,505
                                                                     --------    --------

         Net cash (used in) provided by investing activities             (176)      9,930

Cash Flows From Financing Activities:
     Borrowings (repayments) under revolving credit agreement, net      1,742     (10,822)
     Repayments of long-term debt                                        (637)     (6,007)
     Payment of loan fees                                                (160)       --
     Proceeds from sales of common stock, net                               3          25
                                                                     --------    --------

         Net cash provided by (used in) financing activities              948     (16,804)
                                                                     --------    --------

Net Decrease in Cash and Cash Equivalents                                 (71)     (5,579)
Cash and Cash Equivalents at Beginning of Period                          568       6,465
                                                                     --------    --------

Cash and Cash Equivalents at End of Period                           $    497    $    886
                                                                     ========    ========

                       See notes to financial statements.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)
--------------------------------------------------------------------------------

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

      On September 28, 1999, the Company entered into a Purchase and Sale Agreement and Asset Purchase Agreement with Tiro Industries, Inc., subject to stockholder approval. Assuming the stockholders approve that transaction and the other closing conditions are satisfied, on the effective date of the sale of assets (the "Closing Date"), the Company will sell and Tiro will acquire the Company's manufacturing facility at 5601 East River Road, Fridley, Minnesota, including real and personal property, for $13,250,000 in cash and the assumption of approximately $745,000 in lease obligations. After the Closing Date, the Company will continue its sales and marketing operations in a portion of the facility at 5601 East River Road as a tenant of Tiro for a term of two years pursuant to a lease agreement entered into with Tiro. The Company will retain ownership of personal property necessary for sales and marketing operations. Tiro will manufacture products for the Company for three years after the Closing Date pursuant to a Manufacturing Agreement entered into with Tiro.


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

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

      Earnings Per Share - Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate the number of dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. The following table sets forth the calculations of basic and diluted EPS for the three and nine months ended September 30, 1999 and 1998:

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,         September 30,
                                                       ----------------------------------------
                                                         1999       1998       1999       1998
                                                       -------    -------    -------    -------
                                                         (In thousands, except per share data)
Basic Earnings per Share:
Net (Loss) Income                                      $(2,809)   $ 4,035    $(4,959)   $ 2,941
Less: Dividends on Series B Preferred Stock               (100)      (100)      (300)      (300)
                                                       -------    -------    -------    -------

Net (Loss) Income Available to Common Shareholders     $(2,909)   $ 3,935    $(5,259)   $ 2,641
                                                       =======    =======    =======    =======

Weighted Average Common Shares Outstanding - Basic       7,333      5,888      7,112      5,839
                                                       -------    -------    -------    -------

Basic (Loss) Income per Common Share                   $ (0.40)   $  0.67    $ (0.74)   $  0.45
                                                       =======    =======    =======    =======

Diluted Earnings per Share:
Net (Loss) Income                                      $(2,809)   $ 4,035    $(4,959)   $ 2,941
Less: Dividends on Series B Preferred Stock               (100)      --         (300)      (300)
                                                       -------    -------    -------    -------

Net (Loss) Income Available to Common Shareholders     $(2,909)   $ 4,035    $(5,259)   $ 2,641
                                                       =======    =======    =======    =======

Weighted Average Common Shares Outstanding               7,333      5,888      7,112      5,839
    Dilutive Shares Issuable in Connection with:
        Conversion of Series A Preferred Stock            --          660       --          660
        Conversion of Series B Preferred Stock            --          504       --         --
                                                       -------    -------    -------    -------

Weighted Average Common Shares Outstanding - Diluted     7,333      7,052      7,112      6,499
                                                       -------    -------    -------    -------

Diluted (Loss) Income per Common Share                 $ (0.40)   $  0.57    $ (0.74)   $  0.41
                                                       =======    =======    =======    =======

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

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

      Following is the financial information related to the Company's segments for the three and nine months ended September 30, 1999 and 1998:

                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                             --------------------    --------------------
                                               1999        1998        1999        1998
                                             --------    --------    --------    --------
                                                             (In thousands)
Net sales
     Retail and Salon Group                  $  6,417    $ 11,390    $ 22,531    $ 47,375
     Custom Manufacturing Group                 3,714       3,614      17,398      10,106
                                             --------    --------    --------    --------
        Total net sales                        10,131      15,004      39,929      57,481
Profit before fixed expenses
     Retail and Salon Group                       956       2,746       4,040      12,260
     Custom Manufacturing Group                   856         952       4,374       2,797
                                             --------    --------    --------    --------
        Total profit before fixed expenses      1,812       3,698       8,414      15,057

Fixed expenses                                  4,320       4,780      12,480      15,874
                                             --------    --------    --------    --------
Operating loss                                 (2,508)     (1,082)     (4,066)       (817)
Interest expense                                 (351)       (418)     (1,061)     (1,821)
Other income                                       50          89         168         133
Gain on sale of professional salon brands        --         5,446        --         5,446
                                             --------    --------    --------    --------
Net (loss) income                            $ (2,809)   $  4,035    $ (4,959)   $  2,941
                                             ========    ========    ========    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1998

Historical Results of Operations

      Net sales for the nine months ended September 30, 1999 were $39.9 million compared with $57.5 million for the same period in 1998, a decrease of $17.6 million or 30.6%. Net sales for the three months ended September 30, 1999 were $10.1 million, compared with $15.0 million for the same period in 1998, a decrease of $4.9 million or 32.7%. The decreases in net sales for the nine months and three months ended September 30, 1999 are due to the decline in sales of the Company's retail brands and to the disposition of the Company's salon brands in July of 1998. Willow Lake(R), Style(R), Perma Soft(R), Color Soft(TM), and Style Natural Reflections(TM) (retail brands) and the salon brands had sales declines of $24.3 million during the nine months ended September 30, 1999, and declines of $5.3 million during the three months ended September 30, 1999 as compared with the same periods in 1998. Sales of Style(R) and Perma Soft(R) have continued to decline since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these and the Company's other retail brands are likely to continue to decline. There were no sales of the professional salon brands for the nine months and three months ended September 30, 1999 as a result of the sale of these brands to Zotos on July 31, 1998. The Company continues to manufacture certain of these professional salon brands for Zotos which are sold by the Custom Manufacturing Group at a lower markup over cost.

      Partially offsetting the net sales declines incurred by the Company's retail and salon brands was an increase in net sales of the Custom Manufacturing Group. Net sales of the Custom Manufacturing Group increased $7.8 million and $0.6 million for the nine months and three months ended September 30, 1999, respectively, as compared with the same periods in 1998. The increase in sales for the nine months ended September 30, 1999 is primarily due to increased production of aerosol products in the second quarter of 1999. Management believes that sales by the Custom Manufacturing Group for the nine months ended September 30, 1999 are not indicative of future sales in 1999 as the increases in net sales were due mainly to customers building inventory of their aerosol products in response to new regulations taking effect on June 1, 1999 in California limiting the amounts of volatile organic compounds allowed in aerosol products. Aerosol products produced before the June 1, 1999 deadline are permitted to be sold in California despite being produced under the less restrictive guidelines.

      Gross margin as a percentage of net sales was 27.9% for the nine months ended September 30, 1999, as compared with 41.8% for the same period in 1998. Gross margin as a percentage of net sales was 22.8% for the three months ended September 30, 1999, as compared with 40.2% for the same period in 1998. The decline in the gross margin as a percentage of net sales for the nine months and three months ended September 30, 1999 is principally due to Custom Manufacturing Group sales, which are lower-margin sales, representing a greater percentage of net sales in 1999. The Custom Manufacturing Group sales increased percentage is a result of the sale of the professional salon brands to Zotos, the decrease in the sales of the Company's retail brands, and the increase in Custom Manufacturing aerosol sales.

      Selling, general and administrative expenses (SG&A) were $15.2 million or 38.1% of net sales for the nine months ended September 30, 1999, as compared with $24.9 million or 43.3% of net sales for the same period in 1998, a decrease of $9.7 million. SG&A expenses were $4.8 million or 47.5% of net sales for the three months ended September 30, 1999 as compared with $7.1 million or 47.5% of net sales for the same period in 1998, a decrease of $2.3 million. The decreases are principally attributable to reduced marketing expenses of $5.3 million and $1.2 million for the nine months and three months ended September 30, 1999, respectively, and reduced freight and brokerage as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Company's cost cutting efforts and the sale of the professional salon brands to Zotos. The Company's strategy in 1999 is to focus its limited resources to support the Willow Lake(R) brand with consumer and retail trade promotions and also to provide limited promotional support for the other retail brands. There can be no assurance concerning the future performance of Willow Lake(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

      Interest expense decreased to $1.1 million for the nine months ended September 30, 1999, as compared with $1.8 million in the same period in 1998. Interest expense decreased to $0.3 million for the three months ended September 30, 1999 as compared with $0.4 million in the same period in 1998. The decrease in interest expense is principally attributable to lower borrowings and lower interest rates under the Company's revolving line of credit and term loans.

      On July 31, 1998, the Company sold its professional salon brands, including inventory ($4.3 million) and trade names for net proceeds of $10.0 million to Zotos International Inc. This transaction resulted in a pretax gain of approximately $5.4 million.

      As a result of the foregoing factors, the net loss for the nine months and three months ended September 30, 1999 was $5.0 million and $2.8 million, respectively, compared with net income of $2.9 million and $4.0 million, respectively, for the same periods in 1998.


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

      As of September 30, 1999, the amounts outstanding under the Company's revolving and two term loan facilities were $3.0 million, $3.0 million, and $6.4 million, respectively, as compared with $7.4 million under the revolving loan and $3.1 million under the term loan with Norwest as of December 31, 1998. The interest rates on the loans with Congress are variable and are tied to the prime rate which at September 30, 1999 was 8.25%. At September 30, 1999, the interest rate on the revolving loan and the $3.0 million term loan was 9.0% and the interest rate on the $6.4 million term loan was 9.25%.

      The revolving loan and the term loans with Congress are secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of September 30, 1999, the Company was not in compliance with the net worth covenant in its credit facility. The Company has obtained a waiver from the lender. The Company anticipates it will be out of compliance with its net worth loan covenant in October and is currently discussing this matter with Congress to obtain a waiver. No assurance can be given that Congress will agree to a waiver and therefore the obligations with Congress could be declared immediately due and payable.

      Total accounts payable exceeding their normal payment terms were approximately $4.9 million as of September 30, 1999. Because the Company announced its intent to obtain financing through a new credit facility and/or the sale of its manufacturing operations and related assets, major trade creditors and other creditors have extended their "normal" terms to allow the Company additional time to make payments. The Company is operating its business to preserve working capital in order to pay the Company's current and extended obligations. To date the Company has been able to make timely shipments to its customers.

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

      As of September 30, 1999, the Company was $900,000 in arrears on the payment of dividends on its Series B Preferred Stock. The preferred stock provides for an annual dividend of $400,000, payable in quarterly installments.

      On September 28, 1999, the Company entered into a Purchase and Sale Agreement and Asset Purchase Agreement with Tiro Industries, Inc., subject to stockholder approval. Assuming the stockholders approve that transaction and the other closing conditions are satisfied, on the effective date of the sale of assets (the "Closing Date"), the Company will sell and Tiro will acquire the Company's manufacturing facility at 5601 East River Road, Fridley, Minnesota, including real and personal property, for $13,250,000 in cash and the assumption of approximately $745,000 in lease obligations. After the Closing Date, the Company will continue its sales and marketing operations in a portion of the facility at 5601 East River Road as a tenant of Tiro for a term of two years pursuant to a lease agreement entered into with Tiro. The Company will retain ownership of personal property necessary for sales and marketing operations. Tiro will manufacture products for the Company for three years after the Closing Date pursuant to a Manufacturing Agreement entered into with Tiro.

      Proceeds from the sale will be used exclusively to pay obligations to Congress and to other creditors and for working capital. The proceeds from the sale may not be sufficient to permit the Company to manage or satisfy its existing obligations. The Company believes the reduction of expenses from transferring manufacturing to a third party and the generation of cash from the sale of the manufacturing facility present an opportunity for the Company to bring liabilities in line with ongoing operations. However, the Company may not be able to sustain operations following the sale.

      The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its obligations as they become due, to comply with the terms and conditions of its loan agreement with Congress, to complete the sale of its manufacturing facility, to reduce aged payables, to reduce its cost structure, and attain sales and operating levels to be profitable.


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

      The Company installed an enterprise-wide software solution in December 1996. At that time, some modules of the system were not Year 2000 compliant. A newer release of the same software is certified to be compliant by the software vendor. During the third quarter of 1999, the Company completed its upgrade to this newer release and tested the functionality and made the necessary Company-specific modifications to the software. Final testing of the system will be completed in the fourth quarter of 1999. The Company's contingency plan would be to use the certified-compliant software without Company-specific modifications. The computer operating system is certified to be Year 2000 compliant by the vendor.

      The Company is also reviewing its computer-dependent manufacturing activities to determine the necessary hardware and software changes. For all non-mainframe applications such as personal computers, production-related equipment, etc., an inventory has been taken of the hardware and software involved. The Company has researched the status of these items and determined a course of action to assure compliance. This process is substantially complete as of the end of the third quarter of 1999. The Company's electronic data interchange system, which receives orders from its customers, has been certified to be Year 2000 compliant by the software vendor.

      The Company will perform remediation procedures concurrently with its assessment planning. The Company intends to use internal and external resources to implement, replace and test software and related assets affected by the Year 2000 issue. The Company currently believes that the remediation costs of the Year 2000 issue will not be material to the Company's results of operations or financial position and will be absorbed by the Company through normal operating budgets. The Company does not expect any incremental costs associated with its Year 2000 remediation activities to be significant. Through September 30, 1999, the Company has not incurred a material amount of remediation costs.

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


Item 3. DEFAULTS UPON SENIOR SECURITIES

      On September 30, 1999, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $900,000.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


Item 5. OTHER INFORMATION

      None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            27    Financial Data Schedule


      (b)   Reports on Form 8-K:

            None

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE LAMAUR CORPORATION
                                         (Registrant)




                                    /s/    John D. Hellmann
                                    --------------------------------------------
   DATE:  November 15, 1999         JOHN D. HELLMANN
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)