Form 10-K
period 1999-12-31
LAMAUR CORP
filed 2000-03-30
CIK 1011154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 10, 2000 was approximately $1.9 million. This number is calculated by excluding all shares held by directors, Intertec Holdings, L.P. and DowBrands Inc. without conceding that all such persons or entities are affiliates of registrant.

As of March 10, 2000, there were 7,422,571 outstanding shares of the registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

================================================================================

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

     The Company has two operating segments, the Retail Group and the Custom Manufacturing Group. Until July 1998, the Company also operated the Salon Group. As the Retail and Salon Groups have similar economic characteristics, they have been aggregated into one reportable segment called the Retail Group. The Retail Group develops, formulates, manufactures, and markets personal hair care products consisting of shampoos, conditioners, hair sprays, and other styling aids, for the consumer market and, until July 1998, for the professional hair care market. The Company's Custom Manufacturing Group develops, formulates, and manufactures for third parties a variety of aerosol and other liquid products, consisting of hair care, personal care, and household products.

     In July 1998, the Company sold its Salon brands to Zotos International, Inc. ("Zotos"), a subsidiary of Shiseido Co., Ltd., Tokyo, Japan for net proceeds of $10.0 million. The net proceeds were used primarily to pay down borrowings under the Company's credit agreement with Norwest Business Credit, Inc., to pay down extended accounts payable, and for operations.

     On September 28, 1999, the Company signed an agreement to sell its manufacturing facility including real and personal property at 5601 East River Road, Fridley, Minnesota, to Tiro Industries, Inc. ("Tiro") for $13,250,000 in cash plus the assumption of capital leases totaling $765,000. At the Company's annual meeting of shareholders on November 22, 1999, the sale of the manufacturing facility was voted upon and approved by the Company's shareholders. The sale to Tiro was completed on December 22, 1999, thus achieving the Company's planned strategy to improve asset liquidity. Concurrently, to reduce long-term debt obligations and interest expense, in accordance with the Company's agreement with its lender, Congress Financial Corporation ("Congress"), approximately $11.5 million of the net proceeds from the sale were used to pay off the Company's term and revolver loans with Congress. The Company will continue its sales and marketing operations of its retail brands in a portion of the facility at 5601 East River Road as a tenant of Tiro for a term of two years pursuant to a lease agreement. The Company will retain ownership of personal property necessary for sales and marketing operations and Tiro will manufacture products for the Company for three years pursuant to a Manufacturing Agreement. Effective with the sale of the manufacturing facility, the Company no longer operates the Custom Manufacturing Group.

     Until 1998, the Company conducted early stages of research and development of Electronic Chemistry(TM), a new hair styling concept which is intended to combine electronics and chemicals to create new products designed to color, style and condition hair quickly, without the damaging side effects often experienced with most chemical-based hair styling products. Because of budget constraints the Company substantially discontinued activity related to advanced technology development in 1998. Until sufficient financial resources can be obtained from operations or from capital, efforts related to advanced technology will be limited to completing the prosecution of the Company's patent applications and to exploring opportunities with prospective licensees. In 1999, an additional Electronic Chemistry(TM) patent was issued to the Company.

     The Company's Retail and Salon Group product lines are sold through mass retail outlets under the premium-priced Willow Lake(R), Perma Soft(R) and Color Soft(TM), mid-priced Salon Style(R) and value-priced Style(R) and Style Natural Reflections(TM) brand names ("Retail Brands"). Most product lines contain a wide assortment of shampoos, conditioners and styling products positioned towards distinct consumer segments. In addition, until July 1998, a full line of high quality, premium-priced products including shampoos, conditioners, hair sprays, perms and a variety of other styling aids were sold to the professional salon and specialty shops under the Nucleic A(R), Apple Pectin(R), Apple Pectin(R) Naturals, Vita/E(R) and Pativa(R) brand names ("Salon Brands").

     During 1999, sales by the Retail Group accounted for 57.1% of the Company's total net sales, and were made to mass merchandisers, food stores, drug stores, specialty outlets, and others by a combination of the Company's direct sales force and a network of independent brokers. Sales by the Custom Manufacturing Group accounted for 42.9% of the Company's total net sales for the same period.

     During 1999, the Company focused a substantial portion of its marketing efforts on the natural product segment of the market; however, all retail brands experienced significant sales declines from the previous year, including Style(R) (down 33.4%), Perma Soft(R) (down 76.5%), Willow Lake(R) (down 44.5%), and Style Natural Reflections(TM) (down 50.9%).

     In 1998, the Company restructured its operations by eliminating positions in the sales, marketing, production, administrative and management areas, due to the expiration of its manufacturing agreement with DowBrands in November 1997, lower Retail Brand sales and the sale of its Salon Brands previously discussed. In December 1999, as a result of the sale of its manufacturing facility to Tiro, the Company further restructured its operations and reduced the number of employees from 220 to 20. The reductions were principally in the production, research and development, purchasing, and administrative areas.

     The Company was not in compliance with the net worth covenant of its credit facility at December 31, 1999, and will not comply with this covenant in 2000. The Company has obtained a waiver from the lender, and is currently negotiating new financial loan covenants.

Investment Considerations

     The Company has had limited success since its acquisition of the operations of the Personal Care Division of DowBrands in 1995. The Personal Care Division had experienced nine consecutive years of losses and new management's efforts to turn around operations have not been successful to date. The Company has reported profits in only one year since incorporation in 1993. No assurance can be given that the Company will have earnings in future periods. Working capital will be provided from the revolving line of credit with Congress and from earnings, if any. A portion of the working capital will be used to support a new retail brand marketing strategy and to introduce new brands without which the Company will not be successful, and to pay down the Company's creditors. Additional working capital may not be available. The price of the Company's Common Stock went below $1.00 per share for an extended period, and in accordance with Nasdaq listing requirements, the Company's shares were delisted in February 1999. No assurance can be given that the shares will be relisted on Nasdaq or any other national exchange.

     The Company currently intends to continue its retail business, selling branded products to traditional mass, food and drug retailers. The Company's Willow Lake(R) brand of shampoos, conditioners and styling aids, launched in 1997, accounts for approximately 44.4% of Retail and Salon Group net sales. The Company believes that the Willow Lake(R) product line, properly supported, may provide the foundation upon which additional products can be added such as skin care products. In addition to revenues from the Company's other or new retail brands, future growth may come from acquisition or licensing of other products in the niche segment of the personal care market.

     No assurance can be given that management and the Board will continue to carry out its plan for reorganized operations or that if the plan is pursued that the Company will be successful in carrying out this plan or that the Company will not determine based upon future offers that it is in the best interests of the Company, its creditors and its stockholders to sell the retail assets. No assurance can be given that any asset sales will occur or will occur on terms favorable to the Company.

     The Company finances its ongoing operations through its credit agreement with Congress, its primary lender and by extended terms from its creditors. The Company was not in compliance with the net worth covenant of its credit facility at December 31, 1999, and will not comply with this covenant in 2000. The Company has obtained a waiver from the lender, and is currently negotiating new financial loan covenants. Congress holds a security interest in substantially all of the Company's assets, including cash.

     Because of its financial difficulties, the Company has extended payables to vendors of approximately $5.4 million at December 31, 1999 and, in some cases, supply is provided on a cash-on-delivery basis. In January 2000, the Company assisted certain key creditors in forming a creditors committee to negotiate a payment plan for the Company's obligations to its unsecured creditors. In the first quarter of 2000, the creditors committee signed a forbearance agreement on behalf of all general unsecured creditors of the Company whereby the committee agreed until December 31, 2001 to forbear from exercising any remedies they may have against the Company as a result of their status as an unsecured creditor. The Company's lender requested minor changes to the forbearance agreement that the Company expects the creditors will agree to. There can be no assurance that the creditors committee will agree to these changes. The forbearance agreement provides for a 100% payment plan through December 31, 2001 to the creditors who sign the forbearance agreement. No assurance can be given, however, that payments can continue to be made under the payment plan to creditors or that creditor actions will not cause production interruptions, which would have a material adverse effect on the Company. The Company is in arrears on its quarterly dividend payments by $1.0 million on its Series B preferred stock.

Products

     The Company formulates and until December 22, 1999, manufactured a broad range of hair care product lines, marketed under several distinct brand names. Product lines sold through consumer retail outlets include Willow Lake(R), Perma Soft(R), Color Soft(TM), Salon Style(R), Style(R) and Style Natural Reflections(TM) (Retail Brands). Most lines contain a broad assortment of shampoos, conditioners, and styling products. Until July 1998 product lines used by stylists and sold by salons and beauty supply stores throughout the United States and in Canada included shampoos, conditioners, hair sprays, perms and a variety of styling aids sold under the Pativa(R), Nucleic A(R), Nucleic A(R) Botanicals, Apple Pectin(R), Apple Pectin(R) Naturals and Vita/E(R) brand names (Salon Brands). In addition, the Company's Custom Manufacturing Group develops, formulates, and manufactures for third parties a variety of aerosol and other liquid products, consisting of hair care, personal care, and household products. Effective with the sale of the manufacturing facility to Tiro, the Company no longer operates its Custom Manufacturing Group.

     The following table sets forth the Company's principal brands and products sold within each brand by the Retail and Salon Group during 1999:

                                  Retail Brands

Brand                                        Shampoos and Conditioners                      Styling Aids and Perms
-----                                        -------------------------                      ----------------------
Willow Lake(R)...................  Cherry Bark & Irish Moss Conditioning              Raspberry & Vitamin E Non-Aero Hair
                                   Shampoo, Citrus & Rosemary Shampoo, Lavender       Spray, White Lily & Jasmine Hair
                                   & Mint Shampoo, Witch Hazel & Honeysuckle          Spray, Aloe & Clover Blossom Mousse,
                                   Shampoo, Primrose & Thyme Shampoo, Tea Tree        Rosehips & Ivy Spray Gel, Orange
                                   Oil & Sage Shampoo, Hops, Apricot & Almond         Blossom & Clove Spritz
                                   Conditioner, Sunflower, Honey & Hibiscus
                                   Conditioner, Vitamin E, Carrot Extract & Milk
                                   Protein Conditioner, Red Clover & Wild Ginger
                                   Conditioner

Perma Soft(R)....................  Revitalizing Shampoo, Moisturizing Shampoo,        Aerosol Hair Sprays, Mousse, Frizz
                                   Shampoo Plus Conditioner, Revitalizing             Control Cream
                                   Conditioner, Moisturizing Conditioner,
                                   Moisturizing Mist Conditioner

Color Soft(TM).................... Daily Cleansing Shampoo, Moisturizing              Aerosol Finishing Spray, Styling Mousse
                                   Shampoo, Moisturizing Conditioner

Design Elements(TM)by Salon                                                           Pro Mist Hair Spray, Clean Mist Hair
Style(R)..........................                                                    Spray, Non-Aerosol Hair Spray, Body
                                                                                      Boost Mousse, Root Boost Spray Mousse,
                                                                                      Frizz Control Cream, Spray-on Styling
                                                                                      Gel, Hold & Shine Mega Gel

Style(R).......................... Moisture Shampoo, Extra Body Shampoo, Daily        Firm Hold Aerosol and Non-Aerosol Hair
                                   Shampoo, Revitalize Shampoo, Moisture              Sprays, Unscented Firm Hold Aerosol
                                   Conditioner, Extra Body Conditioner, Daily         and Non-Aerosol Hair Sprays, Mega Hold
                                   Conditioner, Revitalize Conditioner, Style(R)      Aerosol and Non-Aerosol Hair Sprays,
                                   Plus Shampoo Conditioner in One                    Natural Hold Aerosol Hair Spray

Style Natural Reflections(TM)..... Clarifying Shampoo, Volumizing Shampoo,
                                   Moisturizing Shampoo, Daily Finishing
                                   Conditioner, Volumizing Conditioner,
                                   Moisturizing Conditioner

                        Salon Brands Until July 1998 (1)

Brand                                        Shampoos and Conditioners                      Styling Aids and Perms
-----                                        -------------------------                      ----------------------
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

Nucleic A(R).....................  Body Plus(R)Shampoo, Proteplex(R) Shampoos and     Botanicals(TM)Hair Spray, Glaz(R)Gel
                                   Conditioner

Apple Pectin(R)..................  Shampoo and Conditioner, Moisturizing              Moisturizing Hair Spray, Acid  Perm,
                                   Shampoo, ScentSates(TM) Shampoos and               Apple Pectin Plus(R)Perm, Ten-Minute
                                   Conditioners, Apple Pectin Plus(R)Shampoo and      Wave, Ultra Hold Mousse, Styling Creme
                                   Conditioner in One

Apple Pectin(R)Naturals.........   Witch Hazel & Honeysuckle Shampoo, Irish Moss      Gel, Mousse, Spritz, Hair Spray
                                   & Cherry Bark Shampoo; Rosemary & Grapefruit
                                   Shampoo; Hops, Apricots & Almonds
                                   Conditioner; Sunflower, Honey & Hibiscus
                                   Conditioner; Milk Protein, Carrot Extract &
                                   Vitamin E Conditioner; Peppermint & Lavender
                                   Bath & Body Wash

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

Other Salon Products...........    Lamaur(R) Moisturizing Shampoo, Lamaur(R)          Natural Woman(R)Hair Spray, CO-A(R)Perm,
                                   Smoothing Shampoo, Bone Marrow(R)Conditioners      CO-A Kinetics(R)Perm, Lamaur Inception(R)
                                                                                      Thio-Free Perm, Strata(R) Perm, Gamma
                                                                                      pHactor(R) Wave Set and Concentrate,
                                                                                      Beauti-Lac(R) Hair Spray, Stylac(R) Hair
                                                                                      Spray, Sprayage(R) Hair Spray, Body
                                                                                      Plus(R) Mousse, Axiom(R) Perm, Body for
                                                                                      Sure(R) Perm, Lamaur(R) Straightening
                                                                                      Balm, Lamaur(R) Sealing Spray, Lamaur(R)
                                                                                      Plus Styling Spray

---------------------------------
(1) Salon Brands were sold to a division of Shiseido for net proceeds of $10.0 million in July of 1998.

     Willow Lake(R), a premium priced retail hair care product line of shampoos, conditioners and styling aids is the Company's entry in the "natural" segment of the hair care category. Perma Soft(R), a premium-priced retail product line, is intended to meet the needs of a segment of consumers who use permanent wave products. Color Soft(TM) was developed and marketed for consumers who color treat their hair. Salon Style(R) is a line of mid-priced shampoos, conditioners, and styling aids targeted toward the salon segment of the retail market. Style(R) is the Company's "value priced" brand, intended for use by the entire family. Style Natural Reflections(TM) is a "mid-priced" entry in the "naturals" segment.

     The Apple Pectin(R) Naturals product line was positioned as "natural" products for the professional market. Apple Pectin(R) is based on the use of pectin from apples as a key ingredient in the products. Pativa(R) is a line of professional salon shampoos, conditioners and styling products distributed by exclusive dealers to full-service salons. Vita/E(R) products contain vitamin E, a natural antioxidant which protects the hair and prevents color fading. Nucleic A(R) is a full line of salon products prescribed to meet hair care needs.

     Custom manufacturing of hair care aerosol sprays and liquid products for third parties, particularly with respect to the production of aerosol spray products utilizing the Company's automated high speed production lines, contributed 42.9%, 24.1%, and 21.4% to the Company's net sales in 1999, 1998, and 1997, respectively. However, as a result of the sale of the manufacturing facility to Tiro, the Company will no longer operate its Custom Manufacturing group.

     The following table sets forth certain information concerning the Company's net sales by operating segment in each of the last three fiscal years:


                                     1999               1998                 1997
                               ----------------    ----------------    -----------------
                                                    (In thousands)
Retail Group (1)               $ 28,681    57.1%   $ 56,216    75.9%   $  93,098    78.6%
Custom Manufacturing Group (2)   21,527    42.9      17,827    24.1       25,377    21.4
                               --------   -----    --------   -----    ---------   -----
Total                          $ 50,208   100.0%   $ 74,043   100.0%   $ 118,475   100.0%
                               ========   =====    ========   =====    =========   =====

(1) 1998 Salon revenues are for seven months due to the sale of the Salon Brands in July 1998.

(2) Custom Manufacturing Group sales included sales to DowBrands of $16.4 million during the year ended December, 31, 1997. In November 1997, the Manufacturing Agreement with DowBrands expired.

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

     The Company currently maintains more than 300 active customer accounts and in 1999 no customer other than Wal-Mart accounted for more than 10% of the Company's total net sales. Wal-Mart accounted for 19%, 21% and 15% of the Company's total net sales in each of 1999, 1998 and 1997, respectively. DowBrands, whose manufacturing agreement expired in 1997, accounted for 14% of the Company's total net sales in 1997. The loss of sales to Wal-Mart or other significant customers would have a material adverse effect on the business and operations of the Company. There are no contractual obligations from any customers to make continuing purchases from the Company.

     The Company promotes sales of its products utilizing advertising, consumer promotions and merchandising support programs. During the years ended December 31, 1999, 1998 and 1997, the Company's marketing support expense was approximately $8.1 million, $14.0 million and $43.7 million, respectively. The significant decrease in these expenses from 1997 was principally due to the launch of the Company's new premium-priced brand, Willow Lake(R) in 1997 and revenue and working capital shortfalls in 1998 and 1999.

     The Company's strategy in 2000 is to focus its limited resources to support the Willow Lake(R) brand with advertising and consumer promotion and to provide maintenance promotional support behind the other retail brands.

Research and Development

     The Company, to the extent it is financially able, engages in the development of new products and improvements to its existing formulations. Prior to the sale of the manufacturing facility to Tiro, the Company relied principally on the experience of its staff in connection with formulating new products. Effective with the sale of the manufacturing facility, the Company will rely on Tiro and its research and development staff, many of whom are previous employees of the Company, for development of new products.

Manufacturing and Supply

     Prior to the sale of the manufacturing facility to Tiro in December 1999, all the Company's manufacturing, packaging, and warehousing operations were located in a 475,000 square foot facility in Fridley, Minnesota. The production area comprises 135,000 square feet and includes formula compounding areas, quality control laboratories, multiple fully-automated, high speed aerosol and liquid filling lines and state-of-the-art packaging facilities. The compounding or mixing department utilizes a combination of manual and fully-automated batch processing systems. A portion of the aerosol batching is controlled by an automated computer-driven blending system which has significantly improved efficiencies and product integrity. The high speed fully-automated packaging equipment used for both liquid filling and aerosol lines runs at speeds of up to 300 containers per minute. The Company had substantial excess production capacity, which resulted in a high fixed overhead and contributed to unprofitable operations. In conjunction with the sale of the manufacturing facility to Tiro, the Company entered into a three year manufacturing agreement with Tiro. The agreement provides that Tiro will be the exclusive manufacturer of all of the Company's aerosol and non-aerosol hair care and skin care products, except those products which Tiro, at its option, elects not to manufacture. The Company's inventory will be stored in 50,000 square feet of warehouse space at the Tiro facility in Fridley, Minnesota.

     Raw materials used by the Company are principally alcohol, surfactants, fragrances, propellants and a wide variety of packaging materials and compounds including containers such as aerosol cans, corrugated boxes and plastic containers, container caps, tops, valves and labels, all of which are purchased from outside sources. The Company's principal raw materials and packaging components are available from several domestic suppliers and it is not dependent on the availability of supplies from any single source. While at times the hair care industry has experienced a shortage of raw materials of the types essential to the Company's business, because the Company has long-established supplier relationships and has developed alternative raw material suppliers, it does not anticipate any difficulty in obtaining adequate supplies of raw materials to meet its needs. Similarly, while the industry has from time to time experienced raw material cost increases, the Company believes it has been and remains able to purchase its requirements at competitive prices from sources that are readily available. As part of the terms of its manufacturing agreement, the Company will continue to purchase packaging materials, and Tiro will purchase the chemicals used in production of the Company's products.

     Prior to the sale of the manufacturing facility, the Company used tank railcars to transport certain high volume raw materials. Trucks were used to transfer smaller volume raw material requirements as well as packaging components such as aerosol cans, plastic bottles and caps, and corrugated shipping containers. A separate tank farm for above-ground bulk storage of chemicals and aerosol propellants is located in a secured area outside of the plant. The Company maintained inventory of raw materials and packaging materials as well as certain finished goods in its on-site 265,000 square foot warehouse. Finished goods inventory was warehoused for distribution throughout the United States at the Company's on-site warehouse, but products produced for third parties were in most cases immediately released to third-party warehouses and did not remain on the Fridley site as inventory. As many as twelve over-the-road truck trailers could be loaded and unloaded in the plant's warehousing and shipping area at one time. The Company will continue to warehouse its finished goods in the Fridley facility as part of the manufacturing agreement entered into with Tiro.

     The Company maintains a strict quality control system to monitor the quality of its products. The quality control laboratory is well equipped and capable of conducting both micro and analytical testing. The Company also maintains product liability insurance at levels it believes to be adequate. Tiro will perform quality control testing on all chemicals it purchases for use in production of the Company's products and on each batch produced as part of its manufacturing agreement with the Company.

Government Regulation

     The Company's manufacturing and packaging operations are subject to a wide range of federal, state, and local regulations. These regulations include the applicable cosmetic purity and labeling requirements prescribed by the Federal Food, Drug and Cosmetic Act, the applicable labeling provisions of the Fair Packaging and Labeling Act, the discharge, handling and disposal of hazardous wastes regulations contained in applicable environmental laws, and the plant and laboratory safety requirements of various applicable occupational safety and health laws. Aerosol-based products are also expected to be subject to state and, possibly, federal standards relating to permissible levels of volatile organic compounds. The Company is also subject to federal regulations concerning the content of its advertising, trade practices, and certain other matters. Since the Company no longer is a manufacturer, the Company does not expect that compliance with those standards will adversely affect its revenues or operations in 2000.

     DowBrands Inc. has agreed, for a period of eight years from November 15, 1995, (but only until May 15, 1996, with respect to asbestos related matters, if any) to indemnify the Company against environmental liabilities in excess of $150,000 arising at the Fridley facility from events that occurred prior to the acquisition.

     In conjunction with the sale of the manufacturing facility to Tiro, a Phase II environmental site assessment was performed at 5601 East River Road, Fridley, Minnesota, by an independent environmental consulting firm to assess possible soil and ground water contamination. Based upon a review of the test results, the Minnesota Pollution Control Agency issued a limited no-action determination.

     Regulatory agencies continue to monitor activities related to the Company's products, and no assurance can be given that additional regulatory requirements will not be enacted.

Patents and Trademarks

     The Company markets its products under a number of trademarks and trade names that are registered in the United States and several foreign countries. The Company will seek to register significant trademarks and trade names if and when it commences operations or marketing activities in other foreign countries. Principal trademarks of the Retail Brands include Willow Lake(R), Perma Soft(R), Color Soft(TM), Salon Style(R), Style(R) and Style Natural Reflections(TM). The Salon Brands trademarks, including Pativa(R), Nucleic A(R), Apple Pectin(R), Apple Pectin(R) Naturals, and Vita/E(R), were sold to Shiseido in July 1998. The Company believes its position in the marketplace is significantly dependent upon the goodwill engendered by its trademarks and trade names, and therefore considers trademark protection to be material to its business. Although the Company owns certain patents, its business is not materially dependent upon any patent, license, franchise, or concession, whether owned by or licensed to the Company.

     The Company believes that protection of its proprietary technology (which includes certain technology licensed from an affiliate) and know-how is important to the development of its business. It seeks to protect its interests through a combination of patent protection and confidentiality agreements with all its critical employees, as well as by limiting the availability of certain critical information to a small number of key employees. To date, it has obtained the rights, pursuant to an exclusive license, to cosmetic hair care applications of the technology reflected in a United States patent (No. 5,395,490, issued to Messrs. Don Hoff and Joseph Stiley in March 1995, and expiring in March 2012) and (No. 5,858,179, issued to Dr. Rich Loda in January
1999) that it believes is important to the protection of the core technology underlying its research activities. Mr. Hoff, who passed away in July 1999, was the former Chairman and Chief Executive Officer of the Company, and Mr. Stiley was a director until March 2000 and one of the Company's co-inventors of Electronic Chemistry(TM). The Company believes that its patents, which contain claims relating to the method of applying electronic signals at frequencies determined by the natural characteristics of a material in order to alter certain molecular bonds in that material, as well as change the characteristics of certain chemical components, provide broad coverage, and hence significant protection, for its proprietary technology; however, there can be no assurance that this will be the case. Moreover, the Company currently has no patent protection for its technology outside the United States, and may be unable to obtain even limited protection for its proprietary technology in foreign countries.

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

Personnel

     Prior to the sale of the Company's manufacturing facility to Tiro on December 22, 1999, the Company employed 220 persons. As a result of this sale, the Company reduced its staff to 20 persons. Approximately 200 of the Company's employees were hired by Tiro. The reduction in the number of employees was principally in the production, research and development, purchasing and administrative areas. The Company employed 20 persons as of February 29, 2000. None of the Company's employees is a member of a labor union. The Company considers its relationship with its employees to be good.

Item 2. PROPERTIES

     The Company owned its facility in Fridley, Minnesota, near Minneapolis until the Company sold it to Tiro on December 22, 1999. This facility contains administrative, laboratory, production and warehousing areas. The 475,000 square foot air conditioned facility is located on a 25 acre site, and includes an approximately 75,000 square foot office center that houses the administrative staff, research laboratories, computer services and the test salon. The Company believes the facility, which was constructed in 1969 and improved during the 1980's is well maintained. The Company will continue its sales and marketing operations in a portion of the facility (10,440 square feet) as a tenant of Tiro for a term of two years pursuant to a lease agreement.

     During the year ended December 31, 1999, the Company leased its 4,224 square foot office facility in Mill Valley, California, near San Francisco, from Intertec, a division of Innovative Capital Management, Inc., a related party, on a month-to-month basis. The lease expired in September 1999.

Item 3. LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant members of the Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, unspecified damages to the shareholders and restitution of unspecified profits to the Company. Plaintiffs also seek a recission of all actions approved by shareholders at the November 2, 1998 Annual Meeting and demand a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and will defend the action in the best interest of the shareholders.

     Dominic LaRosa, The Company's former President and CEO - Lamaur Division - commenced an arbitration action against the Company in January of 2000, asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and unspecified attorneys' fees and costs. The Company has answered the arbitration demand and has denied that it is liable to LaRosa for severance payments. Among other things, the Company has denied that there was a Change of Control as defined in the severance agreement. The arbitration proceeding is at an early stage and no discovery has been taken or dates established. The Company intends to vigorously defend this claim.

     Ronald Williams, the Company's former Executive Vice President - Lamaur Division - commenced an arbitration action against the Company on March 17, 2000. Mr. Williams' arbitration demand does not specify the details of his claim. Prior to instituting the arbitration action, however, Mr. Williams sent correspondence dated February 17, 2000 to the Company, in which he demanded payment of severance benefits under a severance agreement that he entered into with the Company on July 1, 1997. Mr. Williams resigned his employment with the Company on February 29, 2000. The severance agreement entered into between Mr. Williams and the Company provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. Williams alleges that he was the subject of an Involuntary Termination within 24 months of a Change in Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and unspecified attorneys' fees and costs. The Company intends to vigorously defend this claim. This arbitration proceeding is at an early stage. No answer has yet been filed, no discovery has been taken, and no dates have been established.

     On February 3, 2000, Donald E. Porter, the Company's former Vice
President -- Corporate Development, filed a Demand for Arbitration with the American Arbitration Association alleging that the Company failed to pay him severance pay in accordance with the Employee Severance Agreement ("Agreement"), executed on July 1, 1997. Mr. Porter also alleges that the Company failed to reimburse him for approved expenses. Mr. Porter is seeking $237,878.96 in damages for breach of the severance agreement, $4,273.38 for unreimbursed and approved expenses, $6,250.00 for repurchase of stock and unspecified amounts for costs of arbitration, attorneys fees and interest on the above. The Company has responded to Mr. Porter's Demand for Arbitration and intends to vigorously defend this claim.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In November 1999, the Company submitted to shareholders four matters all of which were approved at the annual meeting held on November 22, 1999. The matters were: to elect three directors to hold office for a one-year term and until their respective successors are elected and qualified; to consider and vote upon a proposal to approve the sale of the Company's manufacturing facility to Tiro Industries, Inc.; to approve an amendment to the Company's 1997 Stock Plan increasing the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares; to consider, approve and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1999.

     At the annual meeting, the following directors received the following votes:

                                                 FOR            WITHHELD
                                               ---------        --------

         Harold M. Copperman                   7,654,278        387,316
         Perry D. Hoff                         7,920,778        120,816
         Joseph F. Stiley, III                 7,971,427         70,167

     The shareholders approved the sale of the Company's manufacturing facility to Tiro Industries, Inc. with voting as follows: 5,499,045 for, 32,108 against, 273 abstaining, and 2,510,168 broker non-votes.

     The shareholders approved an amendment to the Company's 1997 Stock Plan, increasing the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares, with voting as follows: 4,776,866 for, 645,789 against, 108,771 abstaining, and 2,510,168 broker non-votes.

     The shareholders ratified the selection of Deloitte & Touche LLP as independent auditors for the Company for the year ended December 31, 1999 with voting as follows: 8,026,701 for, 10,990 against, and 3,903 abstaining.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until February 1999, the Company's Common Stock was traded on the Nasdaq National Market under the symbol LMAR. Beginning in February 1999, the Company's stock was traded on the Over the Counter Bulletin Board (OTC BB). The table below sets forth the range of the high and low sale prices, as reported by Nasdaq and the OTC BB:

                              1999                      1998
                       ------------------         ------------------
                        High       Low             High        Low
                       -------    -------         -------    -------

First Quarter          $ 0.250    $ 0.063         $ 2.438    $ 1.250
Second Quarter           0.250      0.125           3.000      0.656
Third Quarter            0.219      0.063           0.750      0.063
Fourth Quarter           0.300      0.094           0.313      0.031

     As of March 7, 2000, the number of holders of record of the Company's Common Stock was 484 and the number of holders of record of the Company's Preferred Stock was one.

     Dividends are payable with respect to the Series A Preferred Stock only to the extent (on an as-converted basis) that dividends are declared payable on the Common Stock. The Series B Preferred Stock is entitled to cumulative cash dividends at the rate of 8.0% per annum, payable quarterly ($400,000 annually). As of December 31, 1999 the Company is $1,000,000 in arrears on the payment of dividends on its Series B Preferred Stock, all of which is held by DowBrands.

     The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. The payment of future dividends will depend on the evaluation by the Company's Board of Directors of such factors as it deems relevant at the time. Currently, the Board of Directors believes that all of the Company's earnings, if any, should be retained for the development of the Company's business. In addition, the terms of the Congress credit agreement restrict the payment of dividends, other than on the Company's Series B Preferred Stock.

     In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The majority of the shares were vested during 1999 pursuant to acceleration clauses under the agreements. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price on the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan. In addition, the Company issued 90,000 shares to certain members of the Board of Directors as compensation.

Item 6. SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the statements of operations of the Company, for the twelve months ended December 31, 1999, 1998, 1997, 1996 and 1995, and the balance sheet data of the Company at December 31, 1999, 1998, 1997, 1996 and 1995.

     In addition, included below is selected financial data with respect to the statements of operations for the Personal Care Division for the period from January 1, 1995 to November 30, 1995 (the effective date of the acquisition for financial reporting purposes). Such data were derived from the Personal Care Division financial statements.

                                                              Year Ended December 31,
                                            -------------------------------------------------------------
                                              1999         1998         1997         1996        1995 (1)
                                            ---------    ---------    ---------    ---------    ---------
                                                        (In thousands, except per share data)
Selected Statements of Operations Data:
Total Net Sales                             $  50,208    $  74,043    $ 118,475    $ 117,083    $   8,070
Cost of Goods Sold                             38,100       46,062       69,626       70,215        5,656
                                            ---------    ---------    ---------    ---------    ---------
Gross Margin                                   12,108       27,981       48,849       46,868        2,414
Operating Expenses                             20,599       31,243       66,375       45,641        3,496
Loss on sale of manufacturing facility            623         --           --           --           --
Gain on sale of professional salon brands        --          5,436         --           --           --
                                            ---------    ---------    ---------    ---------    ---------
Operating (Loss) Income                        (9,114)       2,174      (17,526)       1,227       (1,082)
Interest Expense                                1,413        1,951        2,236        1,386          300
Other (Income) Expense                           (172)         432         (402)        (712)        --
                                            ---------    ---------    ---------    ---------    ---------
Net (Loss) Income                           $ (10,355)   $    (209)   $ (19,360)   $     553    $  (1,382)
                                            =========    =========    =========    =========    =========

Basic (Loss) Income Per Common Share        $   (1.50)   $   (0.10)   $   (3.48)   $    0.07    $   (0.52)
                                            =========    =========    =========    =========    =========
Weighted Average Common Shares
    Outstanding - Basic (2)                     7,168        5,854        5,685        4,557        2,667

Diluted (Loss) Income Per Common Share      $   (1.50)   $   (0.10)   $   (3.48)   $    0.06    $   (0.52)
                                            =========    =========    =========    =========    =========
Weighted Average Common Shares
   Outstanding - Diluted (2)                    7,168        5,854        5,685        5,609        2,667

                                                                    At December 31,
                                            -------------------------------------------------------------
                                              1999         1998         1997         1996        1995 (1)
                                            ---------    ---------    ---------    ---------    ---------
Balance Sheet Data
Working Capital (Deficit)                    $  (216)      $ 2,116      $15,794     $ 26,126     $ 10,346
Total Assets                                  12,771        36,712       58,326       61,566       42,967
Long-Term Debt, less Current Portion             --          8,290       24,046       14,473       20,350
Stockholders' Equity                             677        11,246       10,949       30,252        6,594

Selected Financial Data of the Personal Care Division

                                                         Period from
                                                       January 1, 1995
                                                          through
                                                        November 30,
                                                          1995 (3)
                                                       ---------------
                                                       (In thousands)

Selected Statements of Operations Data:
Total Net Sales                                           $ 109,696
Cost of Goods Sold                                           67,088
                                                          ---------
Gross Margin                                                 42,608
Operating Expenses                                           42,344
Write-Down of Assets                                         11,000
                                                          ---------
Operating Loss                                              (10,736)
Interest Expense from Dow                                    (1,603)
Other Expense                                                   101
                                                          ---------
Net Loss                                                  $ (12,238)
                                                          =========

-----------------------

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Historical Results of Operations

      Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Total net sales for the year ended December 31, 1999 were $50.2 million, compared with $74.0 million in 1997, a decrease of 32.2%. The decrease is due to the decline in sales of the Company's retail brands and to the disposition of the Company's salon brands in July 1998. Willow Lake(R), Style(R), Perma Soft(R), Color Soft(TM), and Style Natural Reflections(TM), the retail brands, and the salon brands had sales declines of $26.8 million during the year ended December 31, 1999 as compared with the same period in 1998. Sales of Style(R) and Perma Soft(R) have continued to decline since management began its turnaround efforts in the first quarter of 1996. Management believes that sales of these and the Company's other retail brands are likely to continue to decline. There were no sales of the professional salon brands for the year ended December 31, 1999 as a result of the sale of these brands to Zotos on July 31, 1998. During 1999, the Company continued to manufacture certain of these professional salon brands for Zotos, which were sold by the Custom Manufacturing Group at a lower markup over cost.

     Partially offsetting the net sales declines incurred by the Company's retail and salon brands was an increase in net sales of the Custom Manufacturing Group. Net sales of the Custom Manufacturing Group increased $3.7 million for the year ended December 31, 1999, as compared with the same period in 1998. The increased sales in 1999 are principally due to a full year of production in 1999 for a customer obtained in mid-1998, the addition of a new customer in 1999, and increased production for existing customers. On December 22, 1999, the Company sold its manufacturing facility and will no longer operate its Custom Manufacturing Group.

     Gross margin as a percentage of net sales was 24.1% for the twelve months ended December 31, 1999 as compared with 37.8% for the same period in 1998. The reduction in gross margin as a percentage of net sales for the year ended December 31, 1999 was principally due to Custom Manufacturing Group sales, which are lower-margin sales, representing a greater percentage of net sales in 1999, and the increase in fixed manufacturing overhead as a percent of sales due to the overall decrease in sales. The increased percentage of total sales by the Custom Manufacturing Group is a result of the sale of the professional salon brands to Zotos, the decrease in the sales of the Company's retail brands, and the increase in Custom Manufacturing sales.

     Selling, general, and administrative expenses were $20.6 million or 41.0% of net sales for the year ended December 31, 1999 as compared with $31.2 million or 42.2% of net sales for the same period last year, a decrease of $10.6 million. The decrease is principally attributed to reduced marketing expenses of $5.9 million, and reduced freight and brokerage costs as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Company's cost cutting efforts and the sale of the professional salon brands to Zotos. In 1999 the Company decreased its overall marketing expenditures; however, as a percentage of retail brand net sales, marketing was 28.1% and 26.2% for the years ending December 31, 1999 and 1998, respectively. In addition, the Company has reduced marketing expenditures for brands which have continued to experience sales declines. The lower level of marketing support in 1999 is a result of the Company's limited working capital. Because of the Company's limited working capital and the competitive environment for hair care products, there can be no assurance concerning the future performance of Willow Lake(R), Design Elements(TM) by Salon Style(R), and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

     Interest expense decreased to $1.4 million for the twelve months ended December 31, 1999 as compared with $2.0 million in the same period last year. The decrease in interest expense during the twelve months ended December 31, 1999 is principally attributable to lower borrowings and lower interest rates under the Company's revolving line of credit and term loans.

     In 1999, the Company reported other income of $172,000. Other income consisted primarily of warehouse rental income and a refund related to the sale of the salon division. Partially offsetting this income were other expenses consisting primarily of loan fees. In 1998, the Company reported other expense of $432,000 which consisted primarily of loan fees charged by Norwest Business Credit in conjunction with the amendments to the credit agreement in 1998.

     On December 22, 1999, the Company completed the sale of its manufacturing facility, including real and personal property, to Tiro for net proceeds of $13.1 million and the assumption of approximately $765,000 in capital lease obligations. The sale of the manufacturing facility to Tiro resulted in a pretax loss of $623,000.

     As a result of the foregoing factors, the net loss for the year ended December 31, 1999 was $10.4 million compared to a net loss of $0.2 million for the year ended December 31, 1998.

      Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Total net sales for the year ended December 31, 1998 were $74.0 million, compared with $118.5 million in 1997, a decrease of 37.5%. The decrease is due to the decline in sales of the Company's retail and salon brands, and decline in sales by the Custom Manufacturing Group as a result of the expiration of a manufacturing agreement with DowBrands in November 1997. There were no sales to DowBrands for the year ended December 31, 1998 compared to $16.4 million for the year ended December 31, 1997.

     Style(R), Perma Soft(R), Willow Lake(R), Salon Style(R), and Color Soft(TM) had sales declines of $28.2 million, and the professional salon brands had declines of $9.3 million during the year ended December 31, 1998. Style(R), Perma Soft(R), and Salon Style(R) have continued to decline in sales since management began its turnaround efforts in the first quarter of 1996. The decrease in net sales of the professional salon brands for the year ended December 31, 1998 is attributable to the sale of these brands to Zotos on July 31, 1998. Beginning in August 1998, the Custom Manufacturing Group manufactured and sold these professional salon brands to Zotos on a contract basis which provided for a lower markup over cost.

     Gross margin as a percentage of net sales was 37.8% for the twelve months ended December 31, 1998 as compared with 41.2% for the same period in 1997. The reduction in gross margin as a percentage of net sales for the year ended December 31, 1998 was principally due to the sale of lower-margin promotional merchandise for the Willow Lake(R) line, and a change in product mix. In addition, as a result of the sale of the Salon Division and a decrease in sales of the Company's retail brands, Custom Manufacturing Group sales, which are lower margin sales, represented a greater percentage of net sales, resulting in a reduced gross margin as a percentage of sales.

     Selling, general, and administrative expenses were $31.2 million or 42.2% of net sales for the twelve months ended December 31, 1998 as compared with $66.4 million or 56.0% of net sales for the same period last year, a decrease of $35.2 million. The decrease is principally attributed to reduced marketing expenses of $29.7 million, and reduced freight and brokerage costs as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Company's cost cutting efforts and the sale of the professional salon brands to Zotos. In 1997, the Company increased its marketing to support the launch of Willow Lake(R), and in 1998 such support was substantially reduced. In addition, the Company has reduced marketing expenditures for other brands which have continued to experience sales declines. The lower level of marketing support in 1998 is a result of the Company's limited working capital. Because of the Company's limited working capital and the competitive environment for hair care products, there can be no assurance concerning the future performance of Willow Lake(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

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

     Other expense increased as a result of loan fees charged by Norwest Business Credit in conjunction with amendments to its credit agreement in 1998 and the reduction of interest income. The lower interest income is the result of less cash available for investment in 1998.

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

Liquidity and Capital Resources

     In May 1999, the Company entered into a three-year Loan and Security Agreement with Congress Financial Corporation ("Congress") for a $20 million loan facility. This facility consists of a revolving loan of up to $10.3 million and term loans of $3.0 million and $6.7 million each. The $6.7 million term loan is amortized over five years with monthly principal payments of $111,667. The revolving loan and the term loans are payable in full in May 2002. The Company incurred a closing fee of $200,000 in conjunction with the loan agreement, $100,000 of which was paid at the loan closing, and $100,000 which is payable in May 2000. Approximately $14.1 million of the proceeds from the Congress loans were used to pay off the outstanding revolving line of credit and term loans with the Company's former lender, Norwest Business Credit ("Norwest").

     On December 22, 1999, the Company completed the sale of its manufacturing facility at 5601 East River Road, Fridley, Minnesota, including real and personal property, to Tiro for net proceeds of $13.1 million and the assumption of approximately $765,000 in capital lease obligations thus achieving the Company's planned strategy to improve asset liquidity. Concurrently, to reduce long-term debt obligations and interest expense, in accordance with the Company's agreement with its lender, approximately $11.5 million of the net proceeds from the sale of the manufacturing facility were used to pay off the Company's term and revolver loans with Congress. In accordance with the loan agreement, the term loan was terminated as a result of the sale of the manufacturing facility and subsequent loan pay off. However the Company continues to have a revolving loan facility with Congress.

     As of December 31, 1999, as a result of the loan pay off discussed above, there were no amounts outstanding under the Company's revolving and two term loan facilities, as compared with $7.4 million under the revolving loan and $3.1 million under the term loan with Norwest as of December 31, 1998. The interest rate on the revolving loan with Congress is prime (8.5% at December 31, 1999) plus 0.75%.

     The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of December 31, 1999, the Company was not in compliance with the net worth covenant in its credit facility and will not comply with such covenant in 2000. The Company has obtained a waiver from the lender and is currently negotiating new financial loan covenants.

     Because of financial difficulty, the Company's accounts payables to vendors exceeding normal terms were approximately $5.4 million. In January 2000, the Company assisted certain key creditors in forming a creditors committee to negotiate a payment plan for the Company's debt to its unsecured creditors. In the first quarter of 2000, the creditors committee signed a forbearance agreement on behalf of all general unsecured creditors of the Company whereby the committee agreed until December 31, 2001 to forbear from exercising any remedies they may have against the Company as a result of their status as an unsecured creditor. The Company's lender requested minor changes to the forbearance agreement that the Company expects the creditors will agree to. There can be no assurance that the creditor committee will agree to these changes. The creditors committee has entered into the forbearance agreement; however, there can be no assurance that all of its creditors will sign the agreement. The committee has agreed to use good-faith efforts to contact any creditor who engages in collection efforts against the Company and solicit such creditor to be bound by the terms of the forbearance agreement. The forbearance agreement provides for a 100% payment plan through December 31, 2001 to the creditors who sign the forbearance agreement. No assurance can be given, however, that payments can continue to be made under the payment plan to creditors or that creditor actions will not cause production interruptions, which would have a material adverse effect on the Company.

     In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The majority of the shares were vested during 1999 pursuant to acceleration clauses under the agreements. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price on the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan. Management and the Board of Directors believed it was essential to offer such a package in order to retain employees and preserve the value of the enterprise while the Company evaluated and pursued alternatives.

     Subsequent to the sale of the manufacturing facility to Tiro, the Company will continue its sales and marketing operations in a portion of the facility at 5601 East River Road as a tenant of Tiro for a term of two years pursuant to a lease agreement entered into simultaneously with the sale transaction. The Company retains ownership of personal property necessary for its sales and marketing operations. Tiro will manufacture products for the Company for three years from the closing date pursuant to a manufacturing agreement entered into simultaneously with the sale transaction. In conjunction with this sale, the Company recorded a pre tax loss of $0.6 million. The Company believes the reduction of expenses from transferring manufacturing to a third party and the generation of cash from the sale of the manufacturing facility present an opportunity for the Company to bring liabilities in line with ongoing operations. However the Company may not be able to sustain operations following the sale.

     As of December 31, 1999, the Company was $1,000,000 in arrears on the payment of dividends on its Series B preferred stock. The preferred stock provides for an annual dividend of $400,000, payable in quarterly installments.

     The Company's ability to continue operations is dependent on its ability: to generate sufficient cash flow to meet its current obligations as they become due, to comply with the payment terms of the forbearance agreement, to comply with the terms and conditions of the loan facility, and attain sales and operating levels to be profitable.

     The Company's strategy in 2000 is to focus its limited resources to support the Willow Lake(R) brand with advertising and consumer promotion and to provide maintenance promotional support for the other retail brands. The Company will continue to evaluate sales and operating performance and, if necessary, initiate further cost reductions.

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

SAFE HARBOR CAUTIONARY STATEMENT

     Statements in this report regarding the Company's outlook for its business and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements, some of which may be identified by such words or phrases as "will likely result," "are expected to," "will continue," "outlook," "is anticipated," "estimate," "project" or similar expressions. These statements are forward-looking statements under the Private Securities Litigation Reform Act of 1995. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors which could cause them to differ materially. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Such risks include those described under "Investment Considerations," including market acceptance of the Company's products, effectiveness of recently adopted or planned initiatives, competition, the Company's ability to implement appropriate cost controls, price changes by the Company or its competitors and fluctuations in capital and operating results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At December 31, 1999, the Company had no long-term debt outstanding.

     The Company does not have significant transactions denominated in foreign currencies and does not purchase or hold any derivative financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                            Page
                                                                            ----
        THE LAMAUR CORPORATION

            Independent Auditors' Report                                    F-1

            Balance Sheets as of December 31, 1999 and 1998                 F-2

            Statements of Operations for the Years Ended
               December 31, 1999, 1998, and 1997                            F-3

            Statements of Changes in Stockholders' Equity for the
               Years Ended December 31, 1999, 1998, and 1997                F-4

            Statements of Cash Flows for the Years Ended
               December 31, 1999, 1998, and 1997                            F-5

            Notes to Financial Statements for Years
               December 31, 1999, 1998, and 1997                            F-6



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

        Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below for all directors are the names, ages, positions with the Company and period of service as December 31, 1999. The term of office of each person elected as a director will continue until the next annual meeting of stockholders or until a successor has been elected and qualified or until resignation or removal.

     Name of Director           Age  Position(s)                 Director
                                                                   Since
                                     Chairman of the Board and
     Lawrence Pesin...........  54   Chief Executive Officer       1999
     Harold M. Copperman......  65   Director                      1995
     Perry D. Hoff............  40   Director                      1993
     Joseph F. Stiley, III....  60   Director                      1994

     Set forth below for all executive officers are the names, ages, positions with the Company and period of service as of December 31, 1999:

     Name of Executive Officer  Age  Position                                                Executive
                                                                                            Officer Since

     Lawrence Pesin..........   54   Chairman of the Board and Chief Executive Officer         1999
     John D. Hellmann........   49   Vice President, Chief Financial Officer                   1995
     Ronald P. Williams......   55   Executive Vice President - Lamaur Division                1995
     Michael G. Piff.........   46   Vice President, Sales - Retail Group - Lamaur Division    1997
     Jay T. Olson............   47   Vice President, Finance - Lamaur Division                 1996

     Lawrence Pesin has been the Chairman of the Board and Chief Executive Officer of Lamaur since December 1999. He has been General Manager, the Americas, Concord Camera Corp. from January 1996 until July 1999, a manufacturer of cameras to the retail and OEM trade. From January 1994 to December 1995, he served as Vice President - Marketing at Pavion, Ltd. From November 1983 to December 1992, he was Chief Executive Officer of Colonia, Inc., USA Subsidiary of Ferd. Muelhens, KG, Cologne, Germany. From November 1980 to November 1983, he served as President of Helena Rubinstein, USA. These companies manufactured and marketed cosmetics, fragrances and other personal care items. Prior to this, he held sales and marketing positions for Revlon and Helene Curtis.

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

     Joseph F. Stiley, III has been a Director since March 1994 and was acting Chief Executive Officer and Chairman of the Board from July to December 1999. Mr. Stiley resigned from the Board of Directors in March 2000. From 1993 to 1994, Mr. Stiley was Vice President of Lamaur, responsible for research and development. From December 1987 to 1993, Mr. Stiley was a consultant to high technology companies, including Intertec Ltd. Mr. Stiley has consulted to the governments of Canada and France, European and domestic corporations, and has participated in the development of international standards for communications.

     John D. Hellmann joined the Company as Vice President - Finance and Chief Financial Officer in September 1995. Prior to that, for more than nine years, he served in various capacities, including as General Manager with Liberty Electronics, a manufacturer of computer equipment. Mr. Hellmann is a certified public accountant.

     Ronald P. Williams joined the Company as Vice President - Operations of Lamaur in November 1995. From 1994 until the time he joined the Company, Mr. Williams was Executive Vice President of Snowblade Corporation, a recreational equipment manufacturer. From 1993 to 1994 he served as Vice President - USA Operations of the J.B. Williams Company, Inc. a personal care company during its start-up phase. Mr. Williams terminated his employment with the Company on February 29, 2000.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that Forms 5 have been filed for such persons as required, Lamaur believes that, during the year ended December 31, 1999, all reporting persons complied with Section 16(a) filing requirements applicable to them, except as follows: One transaction was reported late for each of Messrs. Pesin, Stiley, and Copperman.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following table sets forth, for each of the three years ended December 31, 1999, certain compensation information with respect to each person who served as Lamaur's Chief Executive Officer during 1999 and each of the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 1999 (collectively, the "Named Executive Officers"), based upon salary and bonus earned by such executive officers and individuals in 1999.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation                      Awards
                                      ---------------------------------------------   ----------
                                                                      Other Annual    Securities      All Other
                                                                      Compensation    Underlying    Compensation
Name and Principal Position            Year    Salary    Bonus (3)      (4)(5)(6)     Options (7)         (8)
---------------------------            ----    -------   ---------    ------------    -----------   ------------
Lawrence Pesin (1)                     1999    $ 4,038    $    -         $    -         600,000         $    -
    Chairman and Chief                 1998          -         -              -               -              -
    Executive Officer                  1997          -         -              -               -              -

Don G. Hoff (2)                        1999    154,343         -         36,111               -         29,288
    Chairman and Chief                 1998    290,790         -          3,229               -              -
    Executive Officer                  1997    278,253         -          3,229               -              -

Joseph F. Stiley, III (3)              1999     33,335         -              -               -              -
    Chairman and Chief                 1998          -         -              -               -              -
    Executive Officer                  1997          -         -              -               -              -

Ronald P. Williams                     1999    154,462         -            542               -         12,500
    Executive Vice President           1998    160,966    20,000            945               -              -
    Lamaur Division                    1997    151,005         -          2,105          69,800              -

Dominic J. LaRosa (4)                  1999     74,431         -         55,221               -         31,250
    President and CEO                  1998    259,616    30,000          6,046               -              -
    Lamaur Division                    1997    246,086         -         37,765         232,000              -

Michael G. Piff                        1999    129,864         -            144               -          9,375
    Vice President - Retail Sales      1998    125,848    10,000            278               -              -
    Retail Group of Lamaur             1997    105,585         -            114          14,400              -
    Division

John D. Hellmann                       1999    124,865         -            135               -         12,500
    Vice President, Chief              1998    129,808    20,000            261               -              -
    Financial Officer                  1997    124,039         -            261          36,500              -

-------------------------
(1)  Mr. Pesin was hired as Chief Executive Officer on December 7, 1999.

(2)  Mr. Hoff passed away on July 18, 1999.

(3) Mr. Stiley served as Acting Chief Executive Officer from July 19, 1999 until December 7, 1999. Prior to this, Mr. Stiley served as a consultant to the Company. See "Certain Relationships and Related Transactions - Consulting Fees to Mr. Stiley."

(4) Mr. LaRosa's employment with Lamaur terminated effective April 15, 1999. See "Directors and Executive Officers - Certain Relationships and Related Transactions - LaRosa Severance."

(5)  In 1998, represents bonuses earned but not paid.

(6) For 1999, includes (i) one-time payment of accrued vacation to Messrs. Hoff and LaRosa of $34,289 and $53,690, respectively, upon termination of employment; (ii) imputed income in 1999 resulting from life insurance premiums in the amount of $1,822 for Mr. Hoff, $542 for Mr. Williams, $1,032 for Mr. LaRosa, $144 for Mr. Piff and $135 for Mr. Hellmann and
     (iii) vehicle allowance of $499 paid to Mr. LaRosa.

(7) For 1998, includes (i) $2,958 for Mr. LaRosa for relocation expenses including $1,078 cash to assist in the payment of taxes and; (ii) imputed income in 1998 resulting from life insurance premiums in the amount of $3,229 for Mr. Hoff, $945 for Mr. Williams, $1,800 for Mr. LaRosa, $278 for Mr. Piff and $261 for Mr. Hellmann and (iii) vehicle allowance of $1,288 paid to Mr. LaRosa.

(8) For 1997, includes (i) $36,415 of reimbursed expenses for Mr. LaRosa including $15,140 for rental of an apartment, and $12,806 cash to assist in the payment of taxes due on the amount of such reimbursed expenses; (ii) $1,500 for Mr. Williams for relocation expenses. Also includes imputed income in 1997 resulting from life insurance premiums in the amount of $3,229 for Mr. Hoff, $605 for Mr. Williams, $1,350 for Mr. LaRosa, $114 for Mr. Piff and $261 for Mr. Hellmann.

(9) Represents stock options granted in the years shown with exercise prices equal to or not less than fair market value on the date of grant. No SARs were granted in such years. For 1997, includes options granted with the cancellation of a similar number of options in connection with the Company's repricing program. Options repriced for Messrs. Hoff, Williams, LaRosa, Piff, and Hellmann were 0, 69,800, 232,000, 14,400, and 36,500 respectively.

(10) Represents the fair market value at the time of grant of stock granted to such persons. "See Option and Stock Grants In Last Fiscal Year."

Option and Stock Grants In Last Fiscal Year

        The following table sets forth information with respect to stock options granted to the Named Executive Officers in 1999:

                                                                                    Potential
                                                                                Realized Value at
                         Number of     % of Total                                 Assumed Annual
                         Securities      Options                               Rates of Stock Price
                         Underlying     Granted to    Exercise                     Appreciation
                          Options        Employees    or Base                   for Option Term (2)
                          Granted       in Fiscal      Price     Expiration   ----------------------
Name                        (#)            Year        ($/Sh)       Date        5% ($)      10% ($)
----------------------   ----------    -----------    --------   ----------   ---------    --------
Lawrence Pesin (1)          600,000           100%     $ 0.13     12/07/09    $ 47,167     $119,530
Don G. Hoff                       -             -           -            -           -            -
Joseph F. Stiley, III             -             -           -            -           -            -
Ronald P. Williams                -             -           -            -           -            -
Dominic J. LaRosa                 -             -           -            -           -            -
Michael G. Piff                   -             -           -            -           -            -
John D. Hellmann                  -             -           -            -           -            -

-------
(1) 600,000 stock options were granted to Lawrence Pesin on December 7, 1999 at $0.125 per share.
(2) Potential realizable value is based on the assumption that the price of the common stock appreciates at the rate shown, compounded annually, from the date of grant until the end of the option term. The values are calculated in accordance with rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price appreciation.


     In January 1999, Lamaur issued 1,369,800 shares of its common stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The majority of the shares were vested during 1999 pursuant to acceleration clauses under the agreements. Lamaur recorded compensation expense of approximately $168,000 in connection with these stock grants. Lamaur has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to Lamaur's 1997 stock plan. Management and the board of directors believed it was essential to offer such package in order to retain employees and preserve the value of the enterprise while Lamaur evaluated and pursued alternatives. Messrs. Hoff, Williams, LaRosa, Piff and Hellmann received 234,300; 100,000; 250,000; 75,000 and 100,000 shares, respectively.

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

     The following table sets forth certain information regarding options to purchase shares of Lamaur common stock that were held by the Named Executive Officers during 1999. No such options were exercised during 1999.

                                 Number of Shares Underlying          Value of Unexercised
                                   Unexercised Options at            In-the-Money Options at
                                      December 31, 1999                 December 31, 1999
                                 ---------------------------      -----------------------------
      Name                       Exercisable   Unexercisable      Exercisable     Unexercisable
      ----                       -----------   -------------      -----------     -------------
      Lawrence Pesin                  --           600,000               $0         $18,750

      Don G. Hoff (1)                 --              --                  0               0

      Joseph F. Stiley, III           --              --                  0               0

      Ronald P. Williams (1)          --              --                  0               0

      Dominic J. LaRosa(1)            --              --                  0               0

      Michael G. Piff (1)             --              --                  0               0

      John D. Hellmann (1)            --              --                  0               0

---------------------------
(1) In January 1999, options were canceled in conjunction with the grant of 759,300 shares of common stock at the then fair market value. See "Certain Transactions."


Stock Plans

     The Company maintains the following stock plans under which officers, directors and consultants of the Company receive benefits.

1997 Stock Plan

     The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility with the Company, to provide additional incentive to the employees, directors, and consultants of the Company and to promote the success of the Company's business. Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or nonstatutory stock options. In addition, shares of the Company's Common Stock may be granted under the Plan. As of December 31, 1999, 603,929 options were outstanding under the plan, 1,219,800 shares had been issued under the plan, and 544,344 shares remained available for grant under the plan.

1996 Non Qualified Stock Option Plan

     The purpose of the Plan is to attract and retain the best available personnel for positions of responsibility with the Company, to provide additional incentive to the employees, directors, and consultants of the Company and to promote the success of the Company's business. Options granted under the Plan must be nonstatutory stock options. As of December 31, 1999, 1,102 options were outstanding under the plan, 0 shares had been issued under the plan, and 0 shares remained available for grant under the plan.

1996 Stock Incentive Plan

     The purpose of the Plan is to provide incentive compensation to employees and consultants of the Company by affording them an opportunity to acquire an interest in the Company. Awards under this Plan may be of three types: stock options, stock appreciation rights and restricted shares. An option may be granted as an incentive stock option or as a nonqualified stock option. As of December 31, 1999, 68,125 options were outstanding under the plan, 62,700 shares had been issued under the plan, and 0 shares remained available for grant under the plan.

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

     Shares of Common Stock may be purchased under the Purchase Plan at a price not less than 85% of the lesser of the fair market value of the Common Stock on
(i) the first day of the Offering Period or (ii) the last day of Purchase Period. For purposes of the Purchase Plan, the "fair market value" of the Common Stock on any relevant date will be the closing price per share as reported on The Nasdaq National Market as quoted on such exchange or reported in The Wall Street Journal. The number of shares of Common Stock a participant purchases in each Purchase Period is determined by dividing the total amount of payroll deductions withheld from the participant's compensation during that Purchase Period by the purchase price. As of December 31, 1999, 130,479 shares had been issued under the plan and 269,521 shares remained available under the plan. No officers purchased any shares under this plan in 1999.

     Because the Company's share price was below $1.00 per share for an extended period, in accordance with Nasdaq listing requirements, the Company was delisted from the Nasdaq reporting system in February 1999. The Company's shares are currently traded Over The Counter Bulletin Board (OTCBB). In May of 1999, the Board of Directors elected to suspend participation in the plan, and therefore, the Company did not initiate a new Offering Period on June 1, 1999. The Board of Directors continues to evaluate this matter.

Stock Option Plan for Non-Employee Directors and Advisory Board Members

     The Stock Option Plan for Non-Employee Directors and Advisory Board Members (the "Director Plan") provides for the grant of options for the purchase of up to 150,000 shares of Common Stock of the Company to non-employee directors of the Company and members of Advisory Boards established by the Company. Currently, approximately two persons are eligible for grants of options under the Director Plan. No director may be granted options with respect to more than 75,000 shares during the term of this Plan. The Director Plan is administered by a "Committee" (currently the Compensation Committee) which is composed of at least two directors of the Company, one of whom is a non-employee director within the meaning of Rule 16b-3. Under the terms of the Plan, each non-employee director, on commencement of office will receive an option to purchase 6,600 shares of Common Stock upon the date of election. In addition, on the date of the Company's annual meeting of shareholders, each non-employee director continuing in office will receive an option to purchase 3,300 shares of Common Stock. This provision was waived in 1999 by the Company's Non-Employee Directors due to the stock grant they received in 1999 see ("Compensation of Directors and Executive Officers--Options and Stock Grants in the Last Fiscal Year"). The Board of Directors may reinstitute the granting of options. The exercise price per share for all options granted under the Director Plan will be equal to the market price of the Common Stock as of the date of grant and may be paid (i) in cash, (ii) by transferring shares to the Company, or (iii) a combination of the foregoing. Options become exercisable in full beginning one year after their date of grant and are exercisable only while the director is serving as a director of the Company or within 180 days after the Participant ceases to serve as a director of the Company (except that if a director dies or becomes disabled while he or she is serving as a director of the Company, the option is exercisable for a period of 12 months from the date of death or disability). However, upon a change in control of the Company, options become immediately and fully exercisable. The Director Plan also authorizes the issuance of options to individuals serving on Advisory Boards established by the Company on terms substantially similar to those applicable to directors. As of December 31, 1999, no options were outstanding, 36,300 shares had been issued under the plan, and 113,700 shares of Common Stock were reserved for future issuance under the Director Plan.

Non-Cash Credits

     Prior to 1998 Lamaur granted non-cash credits to its executive officers and other employees and consultants which can be used by the recipient to exercise stock options. As of December 31, 1999 non-cash credits held by officers of the Company totaled $52,838.

Compensation Committee Interlocks and Insider Participation

     In 1999, the Compensation Committee of the board consisted of Joseph F. Stiley, III and Harold M. Copperman. None of these individuals were at any time during 1999, or at any other time, an officer or employee of Lamaur, except that Mr. Stiley assumed the role of Acting Chief Executive Officer upon the death of Mr. Don Hoff from July 1999 until December 1999. Both Mr. Stiley and Mr. Copperman serve as consultants to the Company. No executive officer of Lamaur serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the board or the compensation committee of Lamaur.

Compensation Committee Report

     The following is the report of the compensation committee of the Board describing compensation policies and rationales applicable to Lamaur's executive officers with respect to the compensation paid to such executive officers for the year ended December 31, 1999. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that Lamaur specifically incorporates it by reference into such filing.

     Compensation Philosophy. The philosophy of Lamaur's compensation committee regarding executive compensation is to attract and retain highly talented executives and to motivate them to high levels of performance, recognizing the different impact that various executives have on the achievement of corporate goals. To achieve these objectives Lamaur pays executives on a total compensation approach that includes varying combinations of base salary, annual bonus (dependent on corporate and individual performance), and stock options. After evaluating management's performance, the compensation committee approves compensation and pay levels. Stock option grants to executive officers are approved by the compensation committee.

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

     Compensation of Chief Executive Officer. The compensation of Don G. Hoff in 1999 was approved by the compensation committee. The compensation committee determined the Chief Executive Officer's compensation after considering the same factors used to determine the compensation of other executive officers.

     The compensation of Lawrence Pesin was approved by the compensation committee.

     Cancellation of Options and Stock Grants. In January 1999, Lamaur issued 1,369,800 shares of its common stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The majority of the shares were vested during 1999 pursuant to acceleration clauses under the agreements. Lamaur recorded compensation expense of approximately $168,000 in connection with these stock grants. Lamaur has the right under certain conditions to repurchase unvested shares at the market price at the date of grant. 1,129,800 of the shares were issued pursuant to Lamaur's 1997 Stock Plan. Management and the board of directors believed it was essential to offer such package in order to retain employees and preserve the value of the enterprise while Lamaur evaluated and pursued alternatives.

     Summary. It is the opinion of the compensation committee that the executive compensation policies and programs in effect for Lamaur's executive officers provide an appropriate level of total remuneration that properly aligns Lamaur's performance and interests of Lamaur's stockholders with competitive and equitable executive compensation in a balanced and reasonable manner.


                                        COMPENSATION COMMITTEE
                                        Harold M. Copperman
                                        Joseph F. Stiley, III

Stock Performance Graph

     In accordance with Exchange Act regulations, the following performance graph compares the cumulative total stockholder return on Lamaur's common stock to the cumulative total return on the Nasdaq Stock Market and a selected group of peer issuers over the same period. The peer issuers consist of DEP Corporation, BeautiControl Cosmetics, Inc., DEL Laboratories, Inc., and The Stephan Co. DEP Corporation was acquired in 1998 and is not included in the data for the years ended December 31, 1998 and 1999. The graph assumes that the value of the investment in Lamaur's common stock and each index was $100 on May 23, 1996 (the date of Lamaur's initial public offering) and that all dividends were reinvested. The information contained in the performance graphs shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that Lamaur specifically incorporates it by reference into such filing.

                                  [LINE GRAPH]

                        THE LAMAUR
                        CORPORATION       NASDAQ        PEER GROUP
                        -----------      -------        ----------
      05/1996             $100.00        $100.00         $100.00

      12/1996               51.56         103.75          125.77

      12/1997               18.75         127.34          154.41

      12/1998                0.78         179.01          126.20

      12/1999                1.95         323.39           43.85

Compensation of Directors

     During 1999, Lamaur's non-employee directors were paid the following as directors of the Company (not including reasonable out of pocket expenses): Mr. Stiley, $4,850, Mr. Copperman, $4,550, Mr. Perry Hoff, $3,800. The directors held five telephonic board meetings during 1999 in addition to seven in-person meetings. In addition, non-employee directors are entitled to receive options to purchase shares of common stock under Lamaur's Stock Option Plan for Non-Employee Directors and Advisory Board Members.

     In December 1999, Mr. Copperman and Mr. Stiley received 40,000 shares and 50,000 shares, respectively, of Lamaur common stock as additional compensation.

Item 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership as of December 31, 1999 of Lamaur's Common Stock by (i) each director,
(ii) each of the executive officers listed in the Summary Compensation Table below, (iii) all executive officers and directors as a group and (iv) each person known by the Company to be the beneficial owner of 5% or more of Lamaur's outstanding Common Stock. The percentage owned is calculated based upon 7,422,571 shares of Common Stock outstanding as of December 31, 1999 and, in the case of DowBrands Inc., is calculated assuming that all of the preferred stock is converted into common stock. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned, subject to applicable community property laws.

                                                                                 Amount and
                                                                                  Nature of
                                                                                 Beneficial         Percentage
Name of Beneficial Owner                                                          Ownership            Owned
------------------------                                                         -----------        ----------
Don G. Hoff (1)                                                                    2,044,725           27.5%
      One Lovell Avenue, Mill Valley, CA  94941

Perry D. Hoff (2)                                                                  1,846,485           24.9%
      East 5058 Grapeview Loop, Allyn WA  98524

Intertec Holdings, L.P. (3)                                                        1,810,425           24.4%
      East 5058 Grapeview Loop, Allyn WA  98524

DowBrands Inc. (4)                                                                 1,163,910           13.6%
      9550 Zionsville Road, Indianapolis, IN  46268

Parsow Partnership, Ltd. (5)                                                         543,200            7.3%
      P.O. Box 0449, Elkhorn, NE  68022

Futurtec, L.P. (6)                                                                   419,842            5.7%
      111 Great Neck Road, Suite 301, Great Neck, NY  11021

Dominic J. LaRosa (7)                                                                356,733            4.8%

Harold M. Copperman                                                                  292,795            3.9%

Joseph F. Stiley, III                                                                139,900            1.9%

John D. Hellmann                                                                     109,450            1.5%

Ronald P. Williams                                                                   105,470            1.4%

Michael G. Piff                                                                       76,077            1.0%

Lawrence Pesin (8)                                                                    50,000            1.0%


All executive officers and directors of the Company as a group (9)
      (8 persons)                                                                  2,670,802           35.7%

----------
(1) Mr. Hoff passed away on July 18, 1999. All shares listed are held by his estate pending settlement thereof. Includes 1,810,425 shares held by Intertec Holdings, L.P. See footnote 3. Mr. Hoff was the father of Perry D. Hoff.

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

(8) Includes 50,000 shares that may be acquired upon the exercise of options exercisable within 60 days of December 31, 1999.

(9)  Does not include shares owned directly by the late Don Hoff.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS

     License Agreement. In May 1993, Lamaur acquired from Intertec Ltd., a Delaware limited partnership, for a 30-year period, the exclusive worldwide rights to use all technology owned by Intertec Ltd. relating to cosmetic hair care applications. The 30-year exclusive license agreement gives Lamaur the right to develop, manufacture and sell products for cosmetic hair care applications based on the technology. Intertec Ltd., which is entirely owned by the estate of Mr. Don Hoff and members of his immediate family, is the sole limited partner in Intertec Holdings, L.P., Lamaur's principal shareholder. The license is non-assignable, but Lamaur may sublicense the rights granted to it provided the sublicense includes certain protective provisions. Lamaur issued, as consideration for the grant of the license, a promissory note in the principal amount of $1.0 million, and agreed to pay a royalty as described below. A note for the license fee was payable in four equal installments of $250,000. The first installment was made in May 1997. The balance of the note plus accrued interest of $126,645 was paid in March 1998. Lamaur has also agreed to pay certain legal expenses incurred by Intertec Ltd. in connection with preparing and prosecuting a patent application covering the technology. Lamaur paid none of this expense in 1999.

     Lamaur will pay a royalty to Intertec Ltd. equal to 1% of Lamaur's proceeds from any direct sales made by Lamaur of products, instruments or components using or derived from the technology, plus 1% of the "revenue base" of Lamaur's sub-licensees. The "revenue base" is the proceeds received by the sub-licensees for their sales of products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using the technology reach $10.0 billion. Lamaur has no sub-licenses as of the date of this Form 10K, and Lamaur may not enter into any sub-license on favorable terms. Upon expiration in 2012 of the patent held by Intertec Ltd., Lamaur will be unable to deny competitors access to the underlying technology.

     The terms of the license were not established by arm's length negotiations or independent appraisal.

     Common Stock Purchase Agreement. In March 1996, Lamaur and Intertec Holdings, L.P. entered into a stock purchase agreement pursuant to which Intertec Holdings, L.P. agreed to purchase from Lamaur, shares of common stock at $8.00 per share. Intertec Holdings, L.P. was required to purchase an aggregate of 146,107 shares. Intertec Holdings, L.P. was obligated, subject to there being no event of default under Lamaur's loan agreements and certain other customary conditions, to purchase and pay for the shares in four equal installments commencing on May 29, 1997. The deferred purchase price under the stock purchase agreement accrued interest from and after the closing of Lamaur's initial public offering on May 22, 1996 at 5.5% per annum, payable with each installment.

     On May 29, 1997, Intertec Holdings, L.P. was issued 36,526 shares of Lamaur's common stock in the first installment. On May 29, 1997, Lamaur made the first scheduled payment to Intertec Holdings, L.P. on the Note.

     Intertec Holdings, L.P. had the option to accelerate one or more purchases under the stock purchase agreement on 30 days' prior notice to Lamaur. Lamaur had the option, at any time or from time to time, to terminate Intertec Holdings, L.P.'s purchase rights with respect to one or more of the installments, on 10 days' prior notice to Intertec Holdings, L.P. On February 16, 1998, Intertec Holdings, L.P. elected to accelerate all purchases under the stock purchase agreement, and on March 18, 1998 Intertec Holdings L.P. was issued 109,581 shares of Lamaur's common stock and the balance of the Intertec Note was canceled.

     Facilities and Equipment. Pursuant to a lease dated October 1, 1996, Lamaur subleased office space (6,008 square feet) in Mill Valley, CA, together with most of the furniture and office equipment at that location, from Intertec, a division of Innovative Capital Management Inc. ("Intertec"), an affiliate of Messrs. Don Hoff and Perry Hoff, directors of Lamaur. The original term of the sublease was 36 months, expiring in September 1999. The office space was leased for monthly rental of $9,012 and the furniture and office equipment were leased for monthly rental of $1,774. Under the terms of the sublease, Lamaur is responsible for property taxes, insurance and maintenance.

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

     Total payments to Intertec in 1999 were $24,029, comprised of $21,600 in building rent, $0 in equipment rent, and $2,429 in taxes. Based upon research conducted by Lamaur, the Intertec lease payments are 25% to 50% below market rates. Intertec used a small office and provided and received office services from time to time.

     Manufacturing Agreement with DowBrands. In connection with the acquisition by Lamaur of the Personal Care Division of DowBrands in November 1995, Lamaur and DowBrands entered into a two-year agreement (with two additional one-year extensions at DowBrands' election) pursuant to which Lamaur continued to serve as DowBrands sole supplier of certain household cleaning products, subject to Lamaur maintaining competitive pricing and delivery schedules. Pursuant to the agreement, DowBrands agreed to accept $3.0 million of credits to be applied towards purchases of finished products in eight equal quarterly installments of $375,000 commencing February 1996. On November 15, 1997, the manufacturing agreement expired without extension by DowBrands. There were no sales to DowBrands during 1999 or 1998.

Consulting Fees to Joseph F. Stiley, III and Harold M. Copperman

     During 1999, Messrs. Copperman and Stiley performed consulting services for Lamaur and were paid $73,027 and $30,748, respectively. These amounts include the fair market value on the date of grant of stock granted. These fees are in addition to fees paid to these individuals as directors, and, in the case of Mr. Stiley, are in addition to amounts earned while serving as Chief Executive Officer.

Employment Contracts and Termination of Employment and Change of Control Arrangements

     Pesin Employment Agreement

     In December 1999, the board of directors approved an employment agreement with Lawrence Pesin. This agreement expires on December 31, 2001 and shall be automatically renewed for periods of one year each unless notice is given by either party at least one year before the end of the agreement and one year before the end of subsequent renewals. The employment agreement provides that Mr. Pesin's salary as Chief Executive Officer will be $75,000 per annum. In addition to the base salary described above, the Company agrees to pay Mr. Pesin a bonus based upon attaining certain operating results. The Company granted Mr. Pesin options to purchase 600,000 shares of the Company's common stock at $0.125 per share. The vesting of these options occurs monthly during the term of the agreement in equal installments of 25,000 shares per month. The Company will also provide a car allowance of up to $1,000 per month.

     The Board of Directors shall have the right to terminate Mr. Pesin at any time during the term of the agreement, and Mr. Pesin is entitled to all the benefits provided for in the agreement unless the Company terminates the agreement because Mr. Pesin has been convicted of a felony or intentional fraud against the Company, in which case, the Company shall have no further obligation to Mr. Pesin.

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

     LaRosa Severance. The employment of Dominic LaRosa, Lamaur's former President and CEO -- Lamaur Division, terminated on April 15, 1999. Mr. LaRosa has asserted a claim for severance payments pursuant to the severance agreement described under the caption "Compensation of Directors and Executive Officers -- Employment Contracts and Termination of Employment and Change of Control Arrangements -- Employee Severance Arrangements." The Company intends to vigorously defend this claim.

     Porter Severance. The employment of Donald E. Porter, Lamaur's former Vice President -- Corporate Development, terminated on November 30, 1999. Mr. Porter has asserted a claim for severance payments pursuant to the severance agreement described under the caption "Compensation of Directors and Executive Officers -- Employment Contracts and Termination of Employment and Change of Control Arrangements -- Employee Severance Arrangements." The Company intends to vigorously defend this claim.

     Williams Severance. The employment of Ronald P. Williams, Lamaur's former Executive Vice President - Lamaur Division, terminated on February 29, 2000. Mr. Williams has asserted a claim for severance payments pursuant to the severance agreement described under the caption "Compensation of Directors and Executive Officers - Employment Contracts and Termination of Employment and Change of Control Arrangements - Employee Severance Arrangements." The Company intends to vigorously defend this claim.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

     See index in Item 8.

(b)  Reports on Form 8-K.

     Item 2. Other Events.

          On September 28, 1999, the Company agreed to sell its manufacturing facilities in Fridley, Minnesota to Tiro Industries, Inc. for a purchase price of $13.25 million in cash, the assumption of capital leases in the amount of approximately $745,000 and $1.5 million in discounts on future manufacturing services. The proceeds of the sale were used to pay down a portion of the Company's term loan, reduce trade payables and for working capital. In connection with the sale of assets, the Company and Tiro also entered into a manufacturing agreement pursuant to which Tiro will provide manufacturing services to the Company.

(c)  List of Exhibits.

     Exhibit Number                         Description
     --------------                         -----------

             *2.1 Asset Purchase Agreement, dated as of November 15, 1995, between DowBrands, Inc. and Registrant.

             *2.2       Plan of Merger, dated March 15, 1996.

     *********2.3       Asset Purchase Agreement by and between Lamaur and Tiro
                        dated September 28, 1999

     *********2.4       Purchase and Sale Agreement by and between Lamaur and
                        Tiro dated September 28, 1999

     *********2.5       Manufacturing Agreement by and between Lamaur and Tiro
                        dated September 28, 1999

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

             *4.5 Registration Rights Agreement, dated as of November 15, 1995, between DowBrands and Registrant.

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

          ***10.4 Amended Credit and Security Agreement between Registrant and Norwest Business Credit, Inc.

         ****10.5 First Amendment to Amended Credit and Security Agreement between Registrant and Norwest Business Credit, Inc.

     Exhibit Number                         Description
     --------------                         -----------

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

           *10.11 Employment Agreement between Registrant and Don G. Hoff, made as of June 1, 1994, and modified as of November 6, 1995.

          **10.12       1996 Non-Qualified Stock Option Plan of the Registrant.

          **10.13 Sublease dated October 1, 1996 between Registrant and Intertec, Ltd.

      ******10.14       Form of Employee Severance Agreement - Minnesota

      ******10.15       Memorandum from the Company to Dominic J LaRosa re:
                        Insurance Coverage

       *****10.16       1997 Stock Plan

     *******10.17       Form of Stock Grant Agreement (Non-Plan)

     *******10.18       Form of Stock Grant Agreement (Plan)

     *******10.19       Fourth Amendment to Amended and Restated Credit and
                        Security Agreement dated October 19, 1998

     *******10.20       Fifth Amendment to Amended and Restated Credit and
                        Security Agreement dated March 12, 1999

    ********10.21       Loan and Security Agreement by and between Congress
                        Financial Corporation and Registrant dated May 27, 1999

            10.23 Employment Agreement between Registrant and Lawrence Pesin, made as of December 7, 1999.

            10.24 Forbearance Agreement by and between Registrant and the Committee of Unsecured Creditors.

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



                * Incorporated by reference from the Form S-1 Registration Statement (File No. 333-2722).

               ** Incorporated by reference from Annual Report on Form 10-K for fiscal year ended 12/31/96

              *** Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended 6/30/97

             **** Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended 9/30/97

            ***** Incorporated by reference to Form S-8 Registration Statement (File No. 333-26811)

           ****** Incorporated by reference from Annual Report on Form 10-K for fiscal year ended 12/31/97

          ******* Incorporated by reference from Annual Report on Form 10-K for fiscal year ended 12/31/98

         ******** Incorporated by reference from Quarterly Report on Form 10-Q for quarter ended 6/30/99

        *********       Incorporated by reference from Current Report on Form
                        8-K dated September 29, 1999

2. SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE LAMAUR CORPORATION
                                             (Registrant)

                                        /s/  Lawrence Pesin
                                        --------------------------------------
     DATE: March 30, 2000               LAWRENCE PESIN
                                        Chairman of the Board and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                       Signature                                     Title                               Date
                       ---------                                     -----                               ----
                   /s/ Lawrence Pesin
       ------------------------------------------   Chairman of the Board and Chief                 March 30, 2000
                     LAWRENCE PESIN                 Executive Officer
                                                    (Principal Executive Officer)


                  /s/ John D. Hellmann
       ------------------------------------------   Vice President, Chief Financial Officer         March 30, 2000
                    JOHN D. HELLMANN                (Principal Financial and Accounting
                                                    Officer)


                /s/ Harold M. Copperman
       ------------------------------------------   Director                                        March 30, 2000
                  HAROLD M. COPPERMAN


                   /s/ Perry D. Hoff
       ------------------------------------------   Director                                        March 30, 2000
                     PERRY D. HOFF

                          INDEPENDENT AUDITORS' REPORT

The Lamaur Corporation:

        We have audited the accompanying balance sheets of The Lamaur Corporation (the "Company") as of December 31, 1999, and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and its inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Oakland, California
March 30, 2000

                             THE LAMAUR CORPORATION
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                               December 31,
                                                                           --------------------
                                                                             1999        1998
                                                                           --------    --------
ASSETS

Current Assets:
     Cash and cash equivalents (Note 3)                                    $    360    $    568
     Accounts receivable, net (Note 4)                                        5,974      10,244
     Inventories (Note 5)                                                     5,286       7,969
     Prepaid expenses and other current assets                                  258         511
                                                                           --------    --------

       Total Current Assets                                                  11,878      19,292

Property, Plant and Equipment, Net (Note 6)                                     663      17,392

Other Assets                                                                    230          28
                                                                           --------    --------

     Total Assets                                                          $ 12,771    $ 36,712
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable (Note 2)                                             $  8,020    $  9,456
     Accrued expenses                                                         1,833       2,623
     Accrued salaries, wages and employee-related expenses                    1,230       1,147
     Dividends Payable (Note 8)                                               1,000         600
     Current portion of long-term debt (Note 7)                                  11       3,350
                                                                           --------    --------

       Total Current Liabilities                                             12,094      17,176

Long-Term Debt (Note 7)                                                        --         8,290
Commitments and Contingencies (Notes 12 and 13)

Stockholders' Equity (Note 8):
     Preferred stock, $.01 par value, 4,000,000 shares authorized:
       Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at December 31, 1999 and 1998.
         ($10.0 million liquidation preference)                               8,500       8,500
       Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at December 31, 1999 and 1998.
         ($5.0 million liquidation preference)                                5,000       5,000
     Common stock, $.01 par value, 12,000,000 shares authorized,
       7,422,571 and 5,939,761 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                                  74          59
     Additional paid-in-capital                                              20,127      20,356
     Stock subscriptions receivable                                             (50)        (50)
     Accumulated deficit                                                    (32,974)    (22,619)
                                                                           --------    --------

       Total Stockholders' Equity                                               677      11,246
                                                                           --------    --------

     Total Liabilities and Stockholders' Equity                            $ 12,771    $ 36,712
                                                                           ========    ========

                        See notes to financial statements

                             THE LAMAUR CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                   Years Ended
                                                                   December 31,
                                                       -----------------------------------
                                                         1999         1998         1997
                                                       ---------    ---------    ---------
Net Sales                                              $  50,208    $  74,043    $ 102,104

Net Sales to DowBrands (Note 11)                            --           --         16,371
                                                       ---------    ---------    ---------

Total Net Sales (Note 3)                                  50,208       74,043      118,475

Cost of Goods Sold                                        38,100       46,062       69,626
                                                       ---------    ---------    ---------

Gross Margin                                              12,108       27,981       48,849

Selling, General and Administrative Expenses              20,599       31,243       66,375

Loss on sale of manufacturing facility (Note 1)              623         --           --

Gain on sale of professional salon brands (Note 1)          --          5,436         --
                                                       ---------    ---------    ---------

Operating (Loss) Income                                   (9,114)       2,174      (17,526)

Interest Expense                                           1,413        1,951        2,236

Other (Income) Expense                                      (172)         432         (402)
                                                       ---------    ---------    ---------

Net Loss                                                 (10,355)        (209)     (19,360)

Dividends on Series B Preferred Stock                       (400)        (400)        (400)
                                                       ---------    ---------    ---------

Net Loss Available to Common Shareholders              $ (10,755)   $    (609)   $ (19,760)
                                                       =========    =========    =========

Basic Loss per Common Share                            $   (1.50)   $   (0.10)   $   (3.48)
                                                       =========    =========    =========

Weighted Average Common Shares Outstanding - Basic         7,168        5,854        5,685
                                                       =========    =========    =========

Diluted Loss per Common Share                          $   (1.50)   $   (0.10)   $   (3.48)
                                                       =========    =========    =========

Weighted Average Common Shares Outstanding - Diluted       7,168        5,854        5,685
                                                       =========    =========    =========

                        See notes to financial statements

                             THE LAMAUR CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                                     Additional   Stock
                         Series A              Series B                                Paid-in Subscriptions Accumulated
                      Preferred Stock       Preferred Stock         Common Stock       Capital   Receivable    Deficit      Total
                    -------------------   -------------------   -------------------   -------- ------------- -----------  ---------
                     Shares     Amount     Shares     Amount     Shares     Amount
                    --------   --------   --------   --------   --------   --------
Balance,
December 31, 1996      1,000   $  8,500        764   $  5,000      5,603   $     56   $ 19,796    $    (50)   $ (3,050)   $ 30,252

Issuance of
  common stock          --         --         --         --          145          1        456        --          --           457

Dividends on
  preferred stock       --         --         --         --         --         --         (400)       --          --          (400)

Net loss                --         --         --         --         --         --         --          --       (19,360)    (19,360)
                    --------   --------   --------   --------   --------   --------   --------    --------    --------    --------

Balance,
December 31, 1997      1,000      8,500        764      5,000      5,748         57     19,852         (50)    (22,410)     10,949

Issuance of
  common stock          --         --         --         --          192          2        904        --          --           906

Dividends on
  preferred stock       --         --         --         --         --         --         (400)       --          --          (400)

Net loss                --         --         --         --         --         --         --          --          (209)       (209)
                    --------   --------   --------   --------   --------   --------   --------    --------    --------    --------

Balance,
December 31, 1998      1,000      8,500        764      5,000      5,940         59     20,356         (50)    (22,619)     11,246

Issuance of
  common stock          --         --         --         --        1,483         15        171        --          --           186

Dividends on
  preferred stock       --         --         --         --         --         --         (400)       --          --          (400)

Net loss                --         --         --         --         --         --         --          --       (10,355)    (10,355)
                    --------   --------   --------   --------   --------   --------   --------    --------    --------    --------

Balance,
December 31, 1999      1,000   $  8,500        764   $  5,000      7,423   $     74   $ 20,127    $    (50)   $(32,974)   $    677
                    ========   ========   ========   ========   ========   ========   ========    ========    ========    ========

                       See notes to financial statements

                             THE LAMAUR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Years Ended December 31,
                                                                      --------------------------------
                                                                        1999        1998       1997
                                                                      --------    --------    --------
Cash Flows From Operating Activities:
Net loss                                                              $(10,355)   $   (209)   $(19,360)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
        Loss on sale of manufacturing facility                             623        --          --
        Gain on sale of professional salon brands                         --        (5,436)       --
        Noncash compensation expense                                       168        --          --
        Utilization of DowBrands credits                                  --          --        (1,500)
        (Gain) loss on disposal of property, plant and equipment           (31)         18          41
        Depreciation and amortization                                    2,248       2,177       1,697
        Effect of changes in:
            Receivables                                                  4,270       6,323       1,980
            Inventories                                                  2,683       3,264      (3,824)
            Prepaid expenses and other assets                              253         (58)         39
            Payables                                                    (1,436)     (4,936)      7,868
            Accrued expenses                                               (58)     (3,018)       (176)
                                                                      --------    --------    --------

        Net cash used in operating activities                           (1,635)     (1,875)    (13,235)

Cash Flows From Investing Activities:
     Proceeds from sale of property, plant and equipment                    48          11          16
     Net proceeds from sale of manufacturing facility                   13,121        --          --
     Net proceeds from sale of professional salon brands                  --        10,018        --
     Additions to property, plant and equipment                           (293)       (505)     (1,236)
                                                                      --------    --------    --------

        Net cash provided by (used in) investing activities             12,876       9,524      (1,220)

Cash Flows From Financing Activities:
     (Repayments) borrowings under revolving credit agreements, net     (1,261)    (10,254)      7,837
     Borrowings of long-term debt                                         --         2,875       2,738
     Repayments of long-term debt                                      (10,044)     (6,196)     (1,501)
     Payment of loan fees                                                 (162)       --          --
     Proceeds from sales of common stock                                    18          29         165
     Payment of preferred dividends                                       --          --          (400)
                                                                      --------    --------    --------

        Net cash (used in) provided by financing activities            (11,449)    (13,546)      8,839
                                                                      --------    --------    --------

Net Decrease in Cash and Cash Equivalents                                 (208)     (5,897)     (5,616)
Cash and Cash Equivalents at Beginning of Period                           568       6,465      12,081
                                                                      --------    --------    --------
Cash and Cash Equivalents at End of Period                            $    360    $    568    $  6,465
                                                                      ========    ========    ========

Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for interest                             $  1,416    $  2,354    $  2,315
Noncash investing and financing activities:
     Capital lease obligations entered into                           $   --      $     57    $  1,088
     Dividends payable on preferred stock                                  400         400         200
     Repayment of Norwest debt by Congress                              14,089        --          --
     Fees associated with debt refinancing by Congress                     441        --          --
     Assumption of capital lease obligations by Tiro                       765        --          --
     Exchange of related party note payable for common stock              --           877         292

                        See notes to financial statements

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

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

     On December 22, 1999, the Company completed the sale of its manufacturing facility in Fridley, Minnesota, including real and personal property, to Tiro Industries, Inc. ("Tiro") for net proceeds of $13.1 million and the assumption of approximately $765,000 in lease obligations, thus achieving the Company's planned strategy to improve asset liquidity. The Company will continue its sales and marketing operations in a portion of the Fridley facility as a tenant of Tiro for a term of two years pursuant to a lease agreement. The Company retained ownership of personal property necessary for its sales and marketing operations. Tiro will manufacture products for the Company for three years from the closing date pursuant to a manufacturing agreement. In conjunction with this sale, the Company recorded a pre-tax loss of $0.6 million. Proceeds were used primarily to pay down borrowings under the Company's credit agreement.

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

2.   MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND EXTENDED CREDITOR
     OBLIGATIONS

     In 1999, the Company incurred an operating loss of approximately $9.1 million and negative cash flows from operating activities of approximately $1.6 million. In addition, the Company was not in compliance with the net worth covenant of its credit facility at December 31, 1999, and will not comply with this covenant in 2000. The Company has obtained a waiver from the lender, and is currently negotiating new financial covenants.

     The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its current obligations as they become due, to comply with the payment terms of the forbearance agreement with its unsecured creditors, to comply with the terms and conditions of the loan facility, and to attain sales and operating levels to be profitable.

     Management's plans regarding operating losses and its plans concerning the above matters are presented below:

     On December 22, 1999, the Company completed the sale of its manufacturing facility in Fridley, Minnesota, including real and personal property, to Tiro for net proceeds of $13.1 million and the assumption of approximately $765,000 in capital lease obligations, thus achieving the Company's planned strategy to improve asset liquidity. Concurrently, to reduce long-term debt obligations and interest expense, in accordance with the Company's agreement with its lender, approximately $11.5 million of the net proceeds from the sale of the manufacturing facility were used to pay off the Company's term and revolver loans with Congress.

     As of December 31, 1999, as a result of the loan pay off, there were no amounts outstanding under the Company's revolving and two term loan facilities. The Company continues to have a revolving loan facility which the Company will use for working capital.

     The Company reduced its fixed overhead significantly as a result of the sale of the manufacturing facility. The Company restructured its operations and reduced the number of employees from 220 to 20. The reductions were principally in the production, research and development, purchasing, and administrative areas.

     The Company will continue sales and marketing operations of its retail brands in a portion of the facility in Fridley, Minnesota, as a tenant of Tiro for a term of two years pursuant to a lease agreement.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

     Because of its inability to generate sufficient cash flows, the Company has extended payables to vendors of approximately $5.4 million at December 31, 1999 and is in arrears on its quarterly dividend payments by $1.0 million on its Series B preferred stock. In January 2000, the Company assisted certain key creditors in forming a creditors committee to negotiate a payment plan for the Company's obligations to its unsecured creditors. In the first quarter of 2000, the creditors committee signed a forbearance agreement on behalf of all general unsecured creditors of the Company whereby the committee agreed until December 31, 2001 to forbear from exercising any remedies they may have against the Company as a result of their status as an unsecured creditor. The Company's lender requested minor changes to the forbearance agreement that the Company expects the creditors will agree to. There can be no assurance that the creditors committee will agree to these changes. The forbearace agreement provides for a 100% payment plan through December 31, 2001 to the creditors who sign the forbearance agreement. No assurance can be given, however, that payments can continue to be made under the payment plan to creditors or that creditor actions will not cause production interruptions, which would have a material adverse effect on the Company.

     The Company believes the reduction of expenses from transferring manufacturing to a third party, the reduction in personnel, the generation of cash from the sale of the manufacturing facility, and the forbearance agreement with creditors present an opportunity for the Company to reduce operating losses and bring liabilities in line with ongoing operations.

     Although no assurance can be given, the Company believes that its cash flows from operations and its borrowing capacity under its credit facility will be sufficient to meet its obligations during 2000.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company's financial statements include the allowances for doubtful accounts, sales returns and cash discounts, lower of cost or market write down on inventory, accrued coupon redemption reserve, accrued market development reserve, accrued employee benefits, and employee stock option and stock purchase plan pro forma disclosures. Actual results could differ from those estimates.

     Revenue recognition policy - The Company recognizes revenue when title passes, normally upon shipment of product.

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents. The December 31, 1998 escrow account balance of $0.2 million, established in conjunction with the sale of the professional salon brands to Zotos (Note 1), was classified as restricted cash.

     Accounts Receivable, net includes an allowance for doubtful accounts.

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

     Stock-Based Compensation - The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to its stock option and other stock-based employee compensation awards. The disclosure of the pro forma net income and pro forma earnings per share under the fair value method of SFAS 123 may be found in Note 8.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

     Earnings Per Share - Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company's only potential dilutive items are stock options and convertible preferred stock. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. In loss years, diluted EPS equals basic EPS.

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

     Debt - To estimate the fair value of debt, the Company uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 1999 and 1998, the carrying value of debt approximated fair value.

     Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 1999 presentation. These reclassifications have no effect on net income or stockholders' equity as previously reported.

     New Accounting Principles - In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137, an amendment to SFAS No. 133, was issued in June 1999 and defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company has not yet determined the impact of this pronouncement on its financial statements.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

4.   ACCOUNTS RECEIVABLE

     Accounts Receivable include the following:

                                                         December 31,
                                                   --------------------------
                                                    1999               1998
                                                   -------           --------
                                                        (In thousands)

     Trade accounts receivable                     $ 5,957           $ 10,571

     Non-trade accounts receivable                     708                 52

     Allowance for doubtful accounts and returns      (691)              (379)
                                                   -------           --------

         Total                                     $ 5,974           $ 10,244
                                                   =======           ========

     Write-offs of accounts receivable were $36,000, $128,000, and $21,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

5.   INVENTORIES

     Inventories include the following:

                                                         December 31,
                                                   --------------------------
                                                    1999               1998
                                                   -------           --------
                                                        (In thousands)

     Finished goods                                $ 3,340            $ 3,263

     Work in process                                    46                164

     Raw materials                                   1,900              4,542
                                                   -------            -------

         Total                                     $ 5,286            $ 7,969
                                                   =======            =======

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant, and equipment consist of the following:

                                                         December 31,
                                                   --------------------------
                                                    1999               1998
                                                   -------           --------
                                                        (In thousands)

     Land and land improvements                       --              $ 1,662

     Buildings and improvements                       --                5,318

     Machinery, equipment, furniture & fixtures    $ 1,855             15,172

     Construction in progress                         --                  311
                                                   -------            -------

         Total                                       1,855             22,463

     Less accumulated depreciation                  (1,192)            (5,071)
                                                   -------            -------

         Total                                     $   663            $17,392
                                                   =======            =======

7.   LONG-TERM DEBT

     Long-term debt includes the following:

                                                         December 31,
                                                   --------------------------
                                                    1999               1998
                                                   -------           --------
                                                        (In thousands)

     Revolving loan                                $  --              $ 7,397

     Term loan                                        --                3,123

     Obligations under capital leases                   11              1,120
                                                   -------            -------

         Total                                          11             11,640

     Less current portion                              (11)            (3,350)
                                                   -------            -------

     Long-term portion                             $  --              $ 8,290
                                                   =======            =======

     In May 1999, the Company entered into a three-year Loan and Security Agreement with Congress Financial Corporation ("Congress") for a $20 million loan facility. This facility consisted of a revolving loan of up to $10.3 million and term loans of $3.0 million and $6.7 million each. The revolving loan and the term loans are payable in full in May 2002. The Company incurred a closing fee of $200,000 in conjunction with the loan agreement, $100,000 of which was paid at the loan closing, and $100,000 which is payable in May 2000. Approximately $14.1 million of the proceeds from the Congress loans were used to pay off the outstanding revolving line of credit and term loans with the Company's former lender, Norwest Business Credit ("Norwest").

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

     The Company used approximately $11.5 million of the net proceeds from the sale of its manufacturing facility to pay off its revolving line of credit and term loan facility with Congress. In accordance with the loan agreement, the term loan was terminated as a result of the sale of the manufacturing facility and subsequent loan pay off. However the Company continues to have a $10.3 million revolving loan facility with Congress.

     As of December 31, 1999, as a result of the loan pay off discussed above, there were no amounts outstanding under the Company's revolving and two term loan facilities. The interest rate on the revolving loan with Congress is prime (8.5% at December 31, 1999) plus 0.75%.

     The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of December 31, 1999, the Company was not in compliance with the net worth covenant in its credit facility, and will not comply with this covenant in 2000. The Company has obtained a waiver from the lender and is currently negotiating new financial loan covenants.

     The obligations under capital leases are at fixed interest rates ranging from 12.2% to 20.2% and are collateralized by equipment. Machinery and equipment under capital leases were $18,000 (net of $10,000 of accumulated depreciation) and $1,152,000 (net of $368,000 of accumulated depreciation) as of December 31, 1999 and 1998, respectively. Minimum payments on noncancellable operating lease obligations are for office space, autos, and office equipment. Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $179,000, $219,000 and $380,000, respectively.

     Future minimum principal payments on long-term debt, capital lease, and noncancellable operating lease obligations are as follows:

                               Principal Payments on
                                Long-Term Debt and     Minimum Payments on
                                   Capital Lease         Operating Lease
          Year Ending               Obligations           Obligations
     ----------------------------------------------------------------------
                                              (In thousands)

     2000                              $ 11                 $ 104
     2001                               --                     88
                                       ----                 -----
     Total minimum
          principal payments           $ 11                 $ 192
                                       ====                 =====

8.   STOCKHOLDERS' EQUITY

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

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

     Also in connection with the acquisition, the Company's Board of Directors authorized 763,500 shares of Series B convertible preferred stock ("Series B Preferred") which was issued in May 1996, upon conversion of a $5.0 million DowBrands Convertible Note. Series B Preferred bears an 8.0% per annum cumulative dividend, payable quarterly, has a liquidation preference of $6.55 per share or $5.0 million in the aggregate, has dividend and voting rights equal to common stock on an as-converted basis, and is redeemable at face value at the option of the Company in $1.0 million increments at any time. Each share of Series B Preferred is convertible into .660 shares of common stock at the option of the holder; however, if the trading price of the common equals or exceeds $21.21 per share for a 30-day trading period, the Company may force conversion. At December 31, 1999 and 1998, the Company was in arrears on its quarterly dividend payments by $1,000,000 and $600,000, respectively, on the Series B Preferred Stock.

     Stock Option Plans - The Company maintains four stock option plans for employees, consultants, directors, and advisory board members. These plans are the 1997 Stock Plan, 1996 Stock Incentive Plan, the 1996 Nonstatutory Stock Option Plan, and the Stock Option Plan for Non-Employee Directors and Advisory Board Members. Stock options under these plans are issued at an option price not less than market value on date of grant. At the 1999 annual meeting, the Company's stockholders approved an amendment to the 1997 Stock Plan increasing the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares. Total shares authorized under these four plans are 2,368,073; 130,825; 1,102 and 150,000, respectively. Total shares available for grant at December 31, 1999 under the 1997 Stock Plan and the Stock Option Plan for Non-Employee Directors and Advisory Board Members were 544,344 and 113,700, respectively. No additional shares were available for grant under the 1996 Stock Incentive Plan or the 1996 Nonstatutory Stock Option Plan. Options granted to directors and advisory board members generally vest one year from the date of grant, and options currently granted to employees and consultants generally vest annually over three years. The 1996 Stock Incentive Plan also provides for the issuance of stock appreciation rights and restricted stock, none of which have been granted as of December 31, 1999.


     A summary of changes in common stock options during 1997, 1998, and 1999 is as follows:

                                                                    Weighted
                                                 Number of      Average Exercise
                                                  Shares             Price
                                                 ---------      ----------------
     Outstanding at December 31, 1996            1,312,400           $3.35
     Granted (average fair value of $1.55)         656,950            2.37
     Canceled                                     (673,799)           3.95
     Exercised                                     (56,100)           2.76
                                                ----------
     Outstanding at December 31, 1997            1,239,451            2.53
     Granted (average fair value of $2.41)          76,300            2.41
     Canceled                                     (213,879)           3.27
                                                ----------
     Outstanding at December 31, 1998            1,101,872            2.51
     Granted (average fair value of $0.13)         600,000            0.13
     Canceled                                   (1,028,716)           2.41
                                                ----------
     Outstanding at December 31, 1999              673,156           $0.54
                                                ==========

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

     During 1998, 16,000 options were canceled at exercise prices ranging from $3.63 to $4.25 per share and reissued at $2.25 per share. During 1997, 587,000 options were canceled at exercise prices ranging from $3.03 to $4.25 per share and reissued at $2.25 per share. The reissued shares are included in the above table. Options exercisable at December 31, 1999 and 1998, were 72,230 and 874,432, respectively. The following table summarizes information about the four equity incentive plans at December 31, 1999:

                    Options Outstanding                  Options Exercisable
-------------------------------------------------------  --------------------
                               Weighted-
                                Average       Weighted-            Weighted-
     Range of                  Remaining       Average              Average
     Exercise                 Contractual     Exercise             Exercise
      Prices        Number  Life (in years)     Price    Number     Price
-------------------------------------------------------  --------------------
   $ 0.13 - 0.38   600,391        9.93         $0.13        391      $0.24
     1.52 - 1.94     7,500        4.65          1.57      6,906       1.54
     2.50 - 2.88       468        7.67          2.61        468       2.61
     3.00 - 4.25    64,797        6.69          4.21     64,465       4.21
                   -------                               ------
                   673,156                               72,230
                   =======                               ======

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

                               1999         1998         1997
                             --------      --------     --------
                                  (In thousands, except per
                                        share amounts)
      Net loss:
            As reported      $(10,355)     $  (209)     $(19,360)
                             ========      =======      ========
            Pro forma        $(10,401)     $(1,170)     $(20,413)
                             ========      =======      ========

      Basic loss per
          common share:
            As reported      $  (1.50)     $ (0.10)     $  (3.48)
                             ========      =======      ========
            Pro forma        $  (1.51)     $ (0.27)     $  (3.66)
                             ========      =======      ========

      Diluted loss per
          common share:
            As reported      $  (1.50)     $ (0.10)     $  (3.48)
                             ========      =======      ========
            Pro forma        $  (1.51)     $ (0.27)     $  (3.66)
                             ========      =======      ========

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

     In determining the above pro forma amounts under SFAS 123, fair values for the fixed stock option plans are estimated on the date of grant using the Black-Scholes pricing model, with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 431%, 333%, and 77%; risk-free interest rates of 5.2%, 4.5%, and 5.9%; expected lives of 6.5 years for all three years; and no expected dividends. The assumptions and pro forma effects underlying the Employee Stock Purchase Plan are immaterial to the financial statements at December 31, 1999. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     Employee Stock Purchase Plan - In 1997, the Company adopted the 1997 Employee Stock Purchase Plan. Under the terms of the plan, the Company is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Employees can choose to have up to 20% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the fair market value of a share of the Company's common stock on the enrollment date or on the exercise date, whichever is lower. Approximately 6% of eligible employees participated in the Plan during the year ended December 31, 1999. The Company sold 23,010 and 72,636 shares to employees in 1999 and 1998, respectively.

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

     Common Stock - In January 1999, the Company issued 1,369,800 shares of its Common Stock to certain employees and directors. The stock grants were made in conjunction with the cancellation of outstanding options held by employees and directors. These shares have vesting schedules ranging from two years to two and one-half years. The majority of the shares were vested during 1999 pursuant to acceleration clauses under the agreements. The Company recorded compensation expense of approximately $168,000 in connection with these stock grants. The Company has the right under certain conditions to repurchase unvested shares at the market price on the date of grant. 1,129,800 of the shares were issued pursuant to the Company's 1997 Stock Plan.

     In December 1999, the Company issued 90,000 shares of its common stock to two directors as part of their compensation.

9.   EMPLOYEE BENEFIT PLANS

     The Company established an Employee Savings Plan (401k) during 1996 covering substantially all employees. Company contributions to this plan are at the discretion of the Board of Directors, subject to certain limitations. The Company made no contributions to the plan during the years ending December 31, 1999, 1998, or 1997.

     The Company does not provide other post-retirement benefits to its employees.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

10.  INCOME TAXES

     The (benefit) provision for income taxes has been offset by the change in the valuation allowance for the years ended December 31, 1999, 1998, and 1997. As future profits are not yet predictable, the utilization of net operating loss carryforwards is not determinable.

     A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                 1999      1998       1997
                                                -------   ------    -------
                                                      (In thousands)
     (Benefit) provision for income at U.S.
          federal statutory rates (34%)         $(3,521)  $  (71)   $(6,582)
     Other items                                   (195)     176        488
     Change in valuation allowance                3,716     (105)     6,094
                                                -------   ------    -------
     Provision for income tax                   $  --     $ --      $   --
                                                =======   ======    =======

     The significant components of deferred income taxes as of December 31 are as follows:

                                                                1999     1998
                                                              --------  -------
                                                                (In thousands)
     Tax effects of:
          Current deferred tax assets and liabilities:
            Accounts Receivable, principally due to reserves  $    263  $   144
            Inventories, partially due to additional costs
               capitalized for tax purposes                        323      518
            Employee benefits                                      444      300
            Other (includes contingencies, other assets and
               other accruals)                                     196      210
                                                              --------  -------
                                                                 1,226    1,172
         Long-term deferred tax assets and liabilities:
            Tax credits                                             82       82
            Federal and state operating loss                     9,995    8,155
            Property, plant and equipment                          178   (1,644)
                                                              --------  -------
                                                                10,255    6,593
                                                              --------  -------
         Gross deferred tax assets                              11,481    7,765
         Valuation allowance                                   (11,481)  (7,765)
                                                              --------  -------
     Net deferred taxes                                       $    --   $   --
                                                              ========  =======

     Due to the Company's net operating losses, the Company has not paid significant income taxes in 1999, 1998, or 1997. The Company has accumulated approximately $29.3 million of federal and state operating loss carryforwards
(NOLs) at December 31, 1999. These NOLs expire periodically between the years 2009 and 2014.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     Promissory Note - In May 1993, the Company licensed its proprietary technology from Intertec Ltd., a limited partnership which is entirely owned by the estate of Mr. Don Hoff, the Company's late Chairman of the Board, and members of his immediate family, pursuant to an exclusive 30-year, nonassignable license agreement (the "License Agreement"). According to the terms of the License Agreement, the Company is required to pay a $1.0 million license fee, plus royalties, to Intertec Holdings, L.P. as agent for Intertec Ltd. Due to uncertainty regarding recoverability from future operations, the license fee was expensed in 1993. A note for the license fee ("Intertec Note") was payable in four equal annual installments of $250,000. The first installment was made in May, 1997. The balance of the note plus accrued interest was satisfied in March 1998.

     The Company is obligated to pay a royalty to Intertec Ltd. equal to (i) 1.0% of the Company's proceeds from any direct sales made by the Company of products, instruments or components using, or derived from, the technology, and
(ii) 1.0% of the "revenue base" of the Company's sublicensees. The "revenue base" is the proceeds received by the sublicensees for their sales of products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using the Company's technology reach $10.0 billion. No royalty fees have been earned or paid to date.

     Stock Purchase Agreement - In March 1996, the Company and Intertec Holdings, L.P. entered into a stock purchase agreement whereby Intertec Holdings, L.P. agreed to purchase from the Company, and the Company agreed to sell to Intertec Holdings, L.P. a total of 146,107 shares of common stock at $8.00 per share. Intertec Holdings, L.P. was obligated, subject to there being no event of default under the Company's loan agreements and certain other conditions, to purchase and pay for the shares in four equal annual installments, with the option of accelerating one or more purchases on 30 days' notice to the Company. In May 1997, Intertec acquired the first installment of 36,526 shares of the Company's common stock based on $8.00 per share. In March 1998, Intertec Holdings, L.P. elected to acquire the remaining 109,581 shares of the Company's common stock at $8.00 per share thereby fulfilling its obligation to acquire a total of 146,107 shares.

     Leases - The Company leased its offices and certain office equipment in Mill Valley, California, from Innovative Capital Management, Inc., (ICM) a related party, under a month-to-month lease with monthly rentals of $5,779. The estate of Company's late Chairman of the Board and Chief Executive Officer and his family own 100% of the outstanding stock of ICM. The original term of the lease was 36 months, expiring in September 1999. Rental expense was $48,366, $86,196, and $121,919 for the years ended 1999, 1998 and 1997, respectively.

     DowBrands Purchase Credits - In connection with the acquisition described in Note 1, DowBrands agreed to purchase 100% of its requirements for certain DowBrands products from the Company for a period of two years beginning November 16, 1995. In connection with this agreement, DowBrands agreed to accept, as part of the purchase price, $3 million in credits to be applied against future purchases. These credits were issued to DowBrands each quarter in the amount of $375,000 until the credits were fully used in 1997. Revenues from this arrangement totaled $16.4 million for the year ended December 31, 1997. Services were priced based on direct material and labor costs incurred plus an agreed upon profit margin.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

12.  LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant members of the Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, unspecified damages to the shareholders and restitution of unspecified profits to the Company. Plaintiffs also seek a recission of all actions approved by shareholders at the November 2, 1998 Annual Meeting and demand a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and will defend the action in the best interest of the shareholders.

     Certain of the Company's executives have severance agreements that provide defined severance if the executive is involuntarily terminated (as defined) within twenty-four months of a change of control (as defined). Three of the Company's former executives have alleged that they entered into such agreements, that they were the subject of an involuntary termination within twenty-four months of a change of control, and that they are therefore entitled to certain benefits. The total severance claimed is approximately $1.0 million. The Company intends to vigorously defend these claims. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's results of operations.

     The Company is a party to other legal proceedings in the normal course of business. It is the opinion of management that any losses in connection with these matters will not have a material effect on its financial position or operating results.

13.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into various purchase and sales commitments and obligations in the ordinary course of business which management does not believe will have a material adverse effect on its financial position or results of operations.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

        FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997 (continued)
--------------------------------------------------------------------------------

14.  SEGMENT INFORMATION

     The Company's operating segments include the Retail Group, Salon Group, and until the December 1999 sale of the manufacturing facility, the Custom Manufacturing Group. As the Retail and Salon Groups have similar economic characteristics, they have been aggregated into one reportable segment called the Retail Group. The Company evaluates performance based on contribution before fixed expenses. The accounting policies of the segments are the same as those of the Company as described in Note 3.

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

     The Company's reportable segments have separate sales departments, and although the products are similar, they are sold and marketed differently. The Retail Group sells hair care products including shampoos, conditioners, hair sprays, and other styling aids. These products are distributed to consumer retail outlets and until July 1998, professional salon and specialty shops. Products sold by the Retail Group require substantial marketing support to maintain their sales. Until December 1999, the Custom Manufacturing Group developed and formulated hair care, personal care, and household products for third parties. This group is service oriented and no significant marketing is required to support its sales.

     Following is the financial information related to the Company's segments:


                                                1999       1998        1997
                                              --------    -------    --------
                                                      (In thousands)
Net sales
     Retail Group                             $ 28,681    $56,216    $ 93,098
     Custom Manufacturing Group                 21,527     17,827      25,377
                                              --------    -------    --------
          Total net sales                       50,208     74,043     118,475

Profit before fixed expenses
     Retail Group                                4,470     13,342       4,842
     Custom Manufacturing Group                  5,307      4,634       5,012
                                              --------    -------    --------
         Total profit before fixed expenses      9,777     17,976       9,854

Fixed expenses                                  18,268     21,238      27,380
Loss on sale of manufacturing facility             623       --          --
Gain on sale of professional salon brands         --        5,436        --
                                              --------    -------    --------
Operating loss                                  (9,114)     2,174     (17,526)
Interest expense                                 1,413      1,951       2,236
Other (income) expense                            (172)       432        (402)
                                              --------    -------    --------
Net loss                                      $(10,355)   $  (209)   $(19,360)
                                              ========    =======    ========


     The Company sells the majority of its products to large U.S. retailers. Sales to the Company's largest retail customer were $9.3, $15.7, and $18.4 million in 1999, 1998, and 1997, respectively. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses, which have been insignificant.