Form 10-Q
period 2000-03-31
LAMAUR CORP
filed 2000-05-12
CIK 1011154

=========================================================================

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

                  For the quarterly period ended March 31, 2000

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


                     5601 East River Road, Fridley, MN 55432

               (Address of principal executive offices) (Zip Code)

                                 (763) 571-1234

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

                                Yes [ X ] No [ ]

At May 1, 2000, there were 7,422,571 shares of the Registrant's $.01 par value Common Stock outstanding.

   ==========================================================================

   ==========================================================================

Safe Harbor Cautionary Statement

     This quarterly report on Form 10-Q contains historical information and forward-looking statements including but not limited to those regarding future performance of the retail brands, the Company's ability to attain any particular level of sales or to be profitable in the future, the Company's ability to meet working capital requirements, and the Company's ability to be in compliance with its loan agreement. Such forward looking statements are made pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Actual results are particularly dependent upon management's ability to continue to work with creditors until they are paid in full. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission.

   ==========================================================================

                             THE LAMAUR CORPORATION

                               Index to Form 10-Q

                                 March 31, 2000


                                                                           Page

Part I - Financial Information

    Item 1.    Condensed Financial Statements (Unaudited)

           Balance Sheets as of March 31, 2000 and December 31, 1999         4

           Statements of Operations for the Three Months Ended
                March 31, 2000 and 1999                                      5

           Statements of Cash Flows for the Three Months Ended
                March 31, 2000 and 1999                                      6

           Notes to Condensed Financial Statements for the Three
                Months Ended March 31, 2000 and 1999                         7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 2000 and 1999                          9

Part II - Other Information

    Item 1.    Legal Proceedings                                            11
    Item 2.    Changes in Securities                                        12
    Item 3.    Defaults Upon Senior Securities                              12
    Item 4.    Submission of Matters to a Vote of Security Holders          12
    Item 5.    Other Information                                            12
    Item 6.    Exhibits and Reports on Form 8-K                             12
    Signature                                                               12

                          PART I. FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

                        THE LAMAUR CORPORATION
                       CONDENSED BALANCE SHEETS
            (In thousands, except share and per share data)
                             (Unaudited)

                                                   March 31,       December 31,
                                                     2000             1999
                                                ---------------  ---------------

ASSETS

Current Assets:
    Cash and cash equivalents                          $ 1,107            $ 360
    Accounts receivable, net                             4,832            5,974
    Inventories                                          4,337            5,286
    Prepaid expenses and other current assets              205              258
                                                ---------------  ---------------

      Total Current Assets                              10,481           11,878

Property, Plant and Equipment, net                         597              663

Other Assets                                               206              230
                                                ---------------  ---------------

    Total Assets                                      $ 11,284         $ 12,771
                                                ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                   $ 7,906          $ 8,020
    Accrued expenses                                       964            1,844
    Accrued salaries, wages and employee-related
    expenses                                             1,200            1,230
    Dividends payable                                    1,100            1,000
                                                ---------------  ---------------

      Total Current Liabilities                         11,170           12,094



Stockholders' Equity
    Preferred stock, $.01 par value, 4,000,000
    shares authorized:
      Series A Preferred stock, $.01 par value,
        1,000,000 shares issued and outstanding
        at March 31, 2000 and December 31, 1999.
        ($10.0 million liquidation preference)           8,500            8,500
      Series B Preferred stock, $.01 par value,
        763,500 shares issued and outstanding
        at March 31, 2000 and December 31, 1999.
        ($5.0 million liquidation preference)            5,000            5,000
    Common stock, $.01 par value, 12,000,000
      shares authorized, 7,422,571 shares
      issued and outstanding at March 31, 2000
      and December 31,1999                                  74               74
    Additional paid-in-capital                          20,027           20,127
    Stock subscriptions receivable                         (50)             (50)
    Accumulated deficit                                (33,437)         (32,974)
                                                ---------------  ---------------

         Total Stockholders' Equity                        114              677
                                                ---------------  ---------------

    Total Liabilities and Stockholders' Equity        $ 11,284         $ 12,771
                                                ===============  ===============



                       See notes to financial statements.

                            THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                          --------------------------------------
                                                  2000               1999
                                          ------------------- ------------------

Net Sales                                            $ 7,974           $ 13,047

Cost of Goods Sold                                     5,262              8,774
                                          ------------------- ------------------

Gross Margin                                           2,712              4,273

Selling, General and Administrative
 Expenses                                              3,175              5,279
                                          ------------------- ------------------

Operating Loss                                          (463)            (1,006)

Interest Expense                                         (25)              (321)

Other Income                                              25                 47
                                          ------------------- ------------------

Net Loss                                                (463)            (1,280)

Dividends on Series B Preferred Stock                   (100)              (100)
                                          ------------------- ------------------

Net Loss Available to Common
 Shareholders                                         $ (563)          $ (1,380)
                                          =================== ==================

Basic Loss per Common Share                          $ (0.08)           $ (0.21)
                                          =================== ==================

Weighted Average Common Shares
 Outstanding - Basic                                   7,423              6,686
                                          =================== ==================

Diluted Loss per Common Share                        $ (0.08)           $ (0.21)
                                          =================== ==================

Weighted Average Common Shares
 Outstanding - Diluted                                 7,423              6,686
                                          =================== ==================
















                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                  ------------------------------
                                                       2000            1999
                                                  --------------  --------------
Cash Flows From Operating Activities:
    Net loss                                          $ (463)          $ (1,280)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
         Loss on disposal of assets                        -                  2
         Non-cash compensation expense                     -                168
         Depreciation and amortization                    90                506
         Effect of changes in:
             Receivables                               1,142              1,835
             Inventories                                 949               (997)
             Prepaid expenses and other assets            53               (485)
             Payables                                   (114)               776
             Accrued expenses and other                 (910)                 4
                                                   -------------  --------------

         Net cash provided by operating
          activities                                     747                529

Cash Flows From Investing Activities:
    Additions to property, plant and equipment             -                (19)
                                                   -------------  --------------


Cash Flows From Financing Activities:
    Repayments under revolving credit agreement,
      net                                                  -               (664)
    Repayments of long-term debt                           -                (55)
                                                  --------------  --------------

         Net cash used in financing activities             -               (719)
                                                  --------------  --------------

Net Increase (Decrease) in Cash and Cash
Equivalents                                              747               (209)
Cash and Cash Equivalents at Beginning of Period         360                568
                                                  --------------  --------------

Cash and Cash Equivalents at End of Period           $ 1,107              $ 359
                                                  ==============  ==============


















                       See notes to financial statements.

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

1.       ORGANIZATION AND OPERATIONS

     The Lamaur Corporation (the "Company") develops, formulates, and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, and other styling aids, for the consumer market, and until December 22, 1999, also manufactured these products. In addition, until December 22, 1999, the Company's Custom Manufacturing Group developed, formulated, and manufactured for third parties a variety of aerosol and other liquid products, consisting of hair care, personal care, and household products.

     On December 22, 1999, the Company completed the sale of its manufacturing facility in Fridley, Minnesota, including real and personal property, to Tiro Industries, Inc. ("Tiro") for net proceeds of $13.1 million and the assumption of approximately $765,000 in lease obligations, thus achieving the Company's planned strategy to improve asset liquidity. During the first quarter, the Company closed its Mill Valley corporate office and consolidated it with its sales and marketing operations in Fridley, Minnesota. The Company is continuing its sales and marketing operations in a portion of the Fridley facility as a tenant of Tiro for a term of two years pursuant to a lease agreement. The Company retained ownership of personal property necessary for its sales and marketing operations. Tiro will manufacture products for the Company for three years from the closing date pursuant to a manufacturing agreement.

2.       SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed financial statements are unaudited and include all adjustments, consisting of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results for interim periods are not necessarily indicative of results for the full year.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company's financial statements include the allowances for doubtful accounts, sales returns and cash discounts, lower of cost or market write-down on inventory, accrued coupon redemption reserve, accrued market development reserve, and accrued employee benefits. Actual results could differ from those estimates.

     Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 2000 presentation. These reclassifications have no effect on net income or stockholders' equity as previously reported.

3.       LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant members of the Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, unspecified damages to the stockholders and restitution of unspecified profits to the Company. Plaintiffs also seek a rescission of all actions approved by stockholders at the November 2, 1998 Annual Meeting and demand a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders.

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

                             THE LAMAUR CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

4.       SEGMENT INFORMATION

         The Company's operating segments include the Retail Group and, until the December 1999 sale of the manufacturing facility, the Custom Manufacturing Group. The Company evaluates performance based on contribution before fixed expenses. The accounting policies of the segments are the same as those of the Company.

         The Company does not allocate fixed expenses by segment for internal reporting or decision-making purposes and therefore has not disclosed operating profit by segment. Until the sale of the manufacturing facility, the majority of the Company's fixed expenses were shared expenses of both reporting segments and consisted principally of administration and manufacturing overhead. The Company's products were manufactured on common production lines and therefore the Company did not analyze fixed assets or capital expenditures by segment. In 2000, the Company began to account for manufacturing costs from Tiro within cost of goods sold. These costs were formerly part of fixed expenses.

     The Company's reportable segments had separate sales departments, and although the products are similar, they were sold and marketed differently. The Retail Group sells hair care products including shampoos, conditioners, hair sprays, and other styling aids. These products are distributed to consumer retail outlets. Products sold by the Retail Group require substantial marketing support to maintain their sales. Until December 1999, the Custom Manufacturing Group developed and formulated hair care, personal care, and household products for third parties. This group was service oriented and no significant marketing was required to support its sales. During the three months ended March 31, 2000, sales of the Custom Manufacturing Group primarily represent fulfillment of orders received prior to sale of the manufacturing facility. Sales by the Custom Manufacturing Group will continue to decline as the Company sells through its inventory related to the Custom Manufacturing Group.

         Following is the financial information related to the Company's segments at March 31, 2000 and March 31, 1999:

                                         Three Months Ended   Three Months Ended
                                              March 31,            March 31,

                                                2000                  1999
                                          -----------------    -----------------
                                                      (In thousands)
Net sales
     Retail Group                                  $ 6,438              $ 7,823
     Custom Manufacturing Group                      1,536                5,224
                                          -----------------    -----------------

        Total net sales                              7,974               13,047

Profit before fixed expenses
     Retail Group                                      710                1,651
     Custom Manufacturing Group                        106                1,305
                                          -----------------    -----------------

        Total profit before fixed expenses             816                2,956

Fixed expenses                                       1,279                3,962
                                          -----------------    -----------------
Operating loss                                        (463)              (1,006)
Interest expense                                       (25)                (321)
Other income                                            25                   47
                                          -----------------    -----------------

Net loss                                            $ (463)            $ (1,280)
                                          =================    =================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

Historical Results of Operations

     Total net sales for the three months ended March 31, 2000 were $8.0 million, compared with $13.0 million for the same period in 1999, a decrease of $5.0 million or 38.9%. The decrease in sales is due to a $3.7 million reduction in sales of the Custom Manufacturing Group and a $1.3 million sales reduction in the Company's retail brands. On December 22, 1999, the Company sold its manufacturing facility and no longer operates its Custom Manufacturing Group. Sales for the Custom Manufacturing Group during the three months ended March 31, 2000, primarily represent fulfillment of orders received prior to the sale of the facility. Sales of WILLOW LAKE(R), STYLE(R), STYLE NATURAL RELECTIONS(R) and PERMA SOFT(R) (retail brands) declined approximately $1.8 million as compared with the same period in 1999.

     Sales of STYLE(R) and PERMA SOFT(R) have declined since the Company began its turnaround efforts in the first quarter of 1996. WILLOW LAKE(R) has declined since the third quarter of 1998. The decline in sales of WILLOW LAKE(R) is in part attributable to the reduction in marketing support for WILLOW LAKE(R). The Company reduced its marketing support as a result of limited working capital. Management is aggressively pursuing marketing and sales strategies to turn these brands around. However, there can be no assurances that these efforts will be successful and that the brands will not continue to decline. Partially offsetting these sales declines were increases from DESIGN ELEMENTS(R) by SALON STYLE(R), a product line of hair styling aids, introduced early in 1999.

     Gross margin as a percentage of net sales was 34.0% for the three months ended March 31, 2000, as compared with 32.8% for the same period in 1999. The increase in gross margin as a percentage of sales is due to retail brands, which are higher margin sales than the Custom Manufacturing Group products, representing a greater percentage of net sales. Although the combined gross margin percentage increased during the quarter ended March 31, 2000, as compared with the same period in 1999, the Company did experience a reduction in gross margin as a percentage of sales in both its Retail and Custom Manufacturing Group as compared with the same period in 1999. The reduction in the gross margin percentage in the Retail Group was principally due to change in product mix, sale of excess and closeout inventory at a lower margin, and a higher per unit fill fee. Management believes that beginning in the third quarter of 2000 and continuing through the end of the year, it will realize a favorable per unit fill fee as compared with the same periods in 1999.

     Selling, general and administrative expenses ("SG&A") were $3.2 million or 39.8% of sales for the three months ended March 31, 2000, as compared with $5.3 million or 40.5% of sales for the same period last year, a decrease of $2.1 million. The decrease is principally attributed to an overall reduction in general and administrative and materials management costs of approximately $1.2 million related to the downsizing of the Company from a sales and manufacturing company to a sales and marketing company. The majority of this reduction related to personnel expenses as a result of reduction in support staff. In addition, the decrease in SG&A during the three months ended March 31, 2000 is also due to a reduction in marketing expenses of $.7 million and reduced freight and brokerage costs as a result of the decrease in sales. The decrease in marketing is in part due to limited working capital. Because of the Company's limited working capital and the competitive environment of hair care products, there can be no assurance concerning the future performance of WILLOW LAKE(R), DESIGN ELEMENTS(R) by SALON STYLE(R), STYLE(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

     Interest expense decreased to $25,000 for the three months ended March 31, 2000, as compared with $321,000 in the same period last year, a decrease of $296,000. The decrease in interest expense during the three months ended March 31, 2000 is principally due to no borrowings under the Company's credit facility with Congress Financial Corporation.

     As a result of the foregoing factors, the net loss for the three months ended March 31, 2000 was $463,000 as compared to a net loss of $1.3 million for the same period in 1999.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $.7 million from December 31, 1999. Inventory and accounts receivable decreased by $1.0 million and $1.1 million respectively, from December 31, 1999 levels.

     The decrease in inventory is primarily attributable to the reduction in the Contract Manufacturing Group's inventory and raw materials, principally chemicals. As a result of the sale of the Company's manufacturing facility to Tiro Industries, Inc. ("Tiro") in December 1999, the Company no longer operates its Custom Manufacturing Group. The Company will continue to sell its inventory related to the Custom Manufacturing Group, but is not replenishing it. Tiro is and will manufacture products for the Company for three years pursuant to a manufacturing agreement. As part of the agreement, Tiro purchases the chemicals used in the production of the Company's products and the Company will continue to purchase packaging components.

     The Company currently has a revolving loan facility with Congress Financial Corporation ("Congress") for $13.3 million that is payable in full in May 2002. The interest rate on the revolving loan with Congress is prime (8.75% at March 31, 2000) plus 0.75%.

     The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of March 31, 2000, the Company was not in compliance with the net worth covenant in its credit facility and will not comply with such covenant in 2000. The Company has obtained a waiver from the lender through March 31, 2000, and plans to negotiate new financial covenants with Congress.

     As of March 31, 2000, there were no amounts outstanding under the Company's credit facility with Congress; however, the Company believes it will need to utilize its loan facility for working capital and to meet its obligations to the creditors who signed the forbearance agreement described below.

     Because of financial difficulty in prior years, the Company was unable to pay its vendors within their normal terms. In January 2000, the Company assisted certain key creditors in forming a creditors committee to negotiate a payment plan for the Company's payables to its unsecured creditors. In the first quarter of 2000, the creditors committee signed a forbearance agreement on behalf of all general unsecured creditors of the Company whereby the committee agreed until December 31, 2001 to forbear from exercising any remedies they may have against the Company as a result of their status as unsecured creditors. Although the creditors committee has entered into the forbearance agreement, there can be no assurance that all of the creditors will sign the agreement. The committee has agreed to use good-faith efforts to contact any creditor who engages in collection efforts against the Company and solicit such creditor to be bound by the terms of the forbearance agreement. The forbearance agreement provides for a 100% payment plan through December 31, 2001 to the creditors who sign the forbearance agreement.

     As of April 30, 2000 the Company entered into forbearance agreements or settled the payables with creditors in the aggregate amount of approximately $4.8 million and has made payments to these creditors according to the forbearance agreement in the amount of approximately $1.9 million.

     The Company estimates the original total payables exceeding normal terms before payments noted above was approximately $7.0 million. There can be no assurance that the remaining creditors will sign the forbearance agreement or that payments can continue to be made under the payment plan to creditors or that creditor actions will not cause production interruptions, which would have a material adverse effect on the Company.

     As of March 31, 2000, the Company was $1,100,000 in arrears on the payment of dividends on its Series B Preferred Stock. The Preferred Stock provides for an annual dividend of $400,000, payable in quarterly installments.

     The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its current obligations as they become due, to comply with the payment terms of the forbearance agreement, to comply with the terms and conditions of the loan facility, maintain adequate gross margins, and attain sales and profitable operating levels.

                           PART II - OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant members of the Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, unspecified damages to the shareholders and restitution of unspecified profits to the Company. Plaintiffs also seek a rescission of all actions approved by stockholders at the November 2, 1998 Annual Meeting and demand a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders.

     Dominic LaRosa, the Company's former President and CEO - Lamaur Division, commenced an arbitration action against the Company in January of 2000, asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and unspecified attorney's fees and costs. The Company has answered the arbitration demand and has denied that it is liable to LaRosa for severance payments. Among other things, the Company has denied that there was a Change of Control as defined in the severance agreement. The arbitration proceeding is at an early stage and no discovery has been taken. The Company intends to vigorously defend this claim.

     Ronald Williams, the Company's former Executive Vice President - Lamaur Division, commenced an arbitration action against the Company on March 17, 2000. Mr. Williams' arbitration demand does not specify the details of his claim. Prior to instituting the arbitration action, however, Mr. Williams sent correspondence to the Company, in which he demanded payment of severance benefits under a severance agreement that he entered into with the Company on July 1, 1997. Mr. Williams resigned his employment with the Company on February 29, 2000. The severance agreement entered into between Mr. Williams and the Company provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. Williams alleges that he was the subject of an Involuntary Termination within 24 months of a Change in Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and unspecified attorneys' fees and costs. The Company intends to vigorously defend this claim. This arbitration proceeding is at an early stage. No answer has yet been filed, no discovery has been taken, and no dates have been established.

     On February 3, 2000, Donald E. Porter,  the Company's former Vice President
- Corporate Development, filed a Demand for Arbitration with the American Arbitration Association alleging that the Company failed to pay him severance pay in accordance with the Employee Severance Agreement ("Agreement"), executed on July 1, 1997. Mr. Porter also alleges that the Company failed to reimburse him for approved expenses. Mr. Porter is seeking $237,878.96 in damages for breach of the severance agreement, $4,273.38 for unreimbursed and approved expenses, since paid, $6,250.00 for repurchase of stock and unspecified amounts for costs of arbitration, attorneys fees and interest on the above. The Company has responded to Mr. Porter's Demand for Arbitration and intends to vigorously defend this claim.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         On March 31, 2000, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $1,100,000.

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

                                    THE LAMAUR CORPORATION
                                         (Registrant)




                                    /s/    John D. Hellmann

   DATE:  May 12, 2000              JOHN D. HELLMANN
                                    Vice President - Chief Financial Officer
                                    (Principal Financial and Accounting Officer)