Form 10-Q
period 2000-06-30
LAMAUR CORP
filed 2000-08-11
CIK 1011154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                              ---------------------

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

                              ---------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]


At July 30, 2000, there were 7,372,573 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

================================================================================

                        Safe Harbor Cautionary Statement

This quarterly report on Form 10-Q contains historical information and forward-looking statements including but not limited to those regarding future performance of the retail brands, the Company's ability to attain any particular level of sales, gross margin results, or to be profitable in the future, the Company's ability to meet working capital requirements, and the Company's ability to be in compliance with its loan agreement. Such forward-looking statements are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. Actual results are particularly dependent upon management's ability to continue to work with creditors until they are paid in full. Further, the Company operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond the Company's control. In the context of the forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussions of risk factors and investment considerations detailed in, as well as the other information contained in, the Company's filings with the Securities and Exchange Commission.

================================================================================

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                  June 30, 2000




                                                                           Page
                                                                           ----
Part I - Financial Information

    Item 1     Condensed Financial Statements (Unaudited)

           Balance Sheets as of June 30, 2000 and December 31, 1999          4

           Statements of Operations for the Three and Six Months Ended
                 June 30, 2000 and 1999                                      5

           Statements of Cash Flows for the Six Months Ended
                 June 30, 2000 and 1999                                      6

           Notes to Condensed Financial Statements for the Three
                 and Six Months Ended June 30, 2000 and 1999                 7

    Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Six and
               Three Months Ended June 30, 2000 and 1999                    10


Part II - Other Information

    Item 1     Legal Proceedings                                            12
    Item 2     Changes in Securities                                        13
    Item 3     Defaults Upon Senior Securities                              13
    Item 4     Submission of Matters to a Vote of Security Holders          13
    Item 5     Other Information                                            13
    Item 6     Exhibits and Reports on Form 8-K                             13
    Signature                                                               13

                          PART I. FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                           June 30,   December 31,
                                                                             2000         1999
                                                                           --------   ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                             $    466    $    360
     Accounts receivable, net                                                 3,063       5,974
     Inventories                                                              3,556       5,286
     Prepaid expenses and other current assets                                  364         258
                                                                           --------    --------

       Total current assets                                                   7,449      11,878

Property, Plant and Equipment, Net                                              531         663

Other Assets                                                                    183         230
                                                                           --------    --------

     Total Assets                                                          $  8,163    $ 12,771
                                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                      $  4,700    $  8,020
     Accrued expenses                                                           237       1,844
     Accrued salaries, wages and employee-related expenses                    1,074       1,230
     Dividends payable                                                        1,200       1,000
                                                                           --------    --------

       Total current liabilities                                              7,211      12,094

Long-Term Debt                                                                1,284          --

Stockholders' Equity
     Preferred stock, $.01 par value, 4,000,000 shares authorized:
       Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at June 30, 2000 and December 31, 1999
         ($10.0 million liquidation preference)                               8,500       8,500
       Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at June 30, 2000 and December 31, 1999
         ($5.0 million liquidation preference)                                5,000       5,000
     Common stock, $.01 par value, 12,000,000 shares authorized,
       7,372,573 and 7,422,573 shares issued and outstanding at
       June 30, 2000 and December 31, 1999, respectively                         74          74
     Additional paid-in-capital                                              19,927      20,127
     Stock subscriptions receivable                                             (50)        (50)
     Treasury stock                                                              (6)         --
     Accumulated deficit                                                    (33,777)    (32,974)
                                                                           --------    --------

           Total Stockholders' Equity                                          (332)        677
                                                                           --------    --------

     Total Liabilities and Stockholders' Equity                            $  8,163    $ 12,771
                                                                           ========    ========

                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
                                                       --------------------    --------------------
                                                         2000        1999        2000        1999
                                                       --------    --------    --------    --------
Net Sales                                              $  5,997    $ 16,751    $ 13,971    $ 29,798

Cost of Goods Sold                                        3,953      12,176       9,215      20,950
                                                       --------    --------    --------    --------

Gross Margin                                              2,044       4,575       4,756       8,848

Selling, General and Administrative Expenses              2,368       5,058       5,530      10,294
                                                       --------    --------    --------    --------

Operating Loss                                             (324)       (483)       (774)     (1,446)

Interest Expense                                            (17)       (389)        (42)       (710)

Interest Income                                               1           2          13           6
                                                       --------    --------    --------    --------

Net Loss                                                   (340)       (870)       (803)     (2,150)

Dividends on Series B Preferred Stock                      (100)       (100)       (200)       (200)
                                                       --------    --------    --------    --------

Net Loss Available to Common Shareholders              $   (440)   $   (970)   $ (1,003)   $ (2,350)
                                                       ========    ========    ========    ========

Basic Loss per Common Share                            $  (0.06)   $  (0.13)   $  (0.14)   $  (0.34)
                                                       ========    ========    ========    ========

Weighted Average Common Shares Outstanding - Basic        7,402       7,311       7,412       7,000
                                                       ========    ========    ========    ========

Diluted Loss per Common Share                          $  (0.06)   $  (0.13)   $  (0.14)   $  (0.34)
                                                       ========    ========    ========    ========

Weighted Average Common Shares Outstanding - Diluted      7,402       7,311       7,412       7,000
                                                       ========    ========    ========    ========



                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
Cash Flows From Operating Activities:
     Net loss                                                $  (803)   $(2,150)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Gain on disposal of assets                               --        (45)
         Non-cash compensation expense                            --        168
         Depreciation and amortization                           179      1,037
         Effect of changes in:
              Receivables                                      2,911       (259)
              Inventories                                      1,730        (35)
              Prepaid expenses and other assets                 (106)        69
              Payables                                        (3,320)    (1,102)
              Accrued expenses                                (1,752)      (185)
                                                             -------    -------

         Net cash used in operating activities                (1,161)    (2,502)

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                   --       (195)
     Proceeds from sale of assets                                 --         48
                                                             -------    -------

         Net cash used in investing activities                    --       (147)

Cash Flows From Financing Activities:
     Borrowings under revolving credit agreement, net          1,284      3,174
     Repayments of long-term debt                                (11)      (260)
     Payment of loan fees                                         --       (145)
     (Repurchase) proceeds from sales of common stock, net        (6)         3
                                                             -------    -------
         Net cash provided by financing activities             1,267      2,772
                                                             -------    -------

Net Increase in Cash and Cash Equivalents                        106        123
Cash and Cash Equivalents at Beginning of Period                 360        568
                                                             -------    -------
Cash and Cash Equivalents at End of Period                   $   466    $   691
                                                             =======    =======


                       See notes to financial statements.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)
--------------------------------------------------------------------------------
1.    ORGANIZATION AND OPERATIONS

      The Lamaur Corporation ("the Company") develops, formulates, and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, and other styling aids, for the consumer market and, until December 1999, manufactured these products. In addition, until December 22, 1999, the Company's Custom Manufacturing Group developed, formulated, and manufactured for third parties a variety of aerosol and other liquid products, consisting of hair care, personal care, and household products.

      On December 22, 1999, the Company completed the sale of its manufacturing facility in Fridley, Minnesota, including real and personal property, to Tiro Industries, Inc. ("Tiro") for net proceeds of $13.1 million and the assumption of approximately $765,000 in lease obligations, thus achieving the Company's planned strategy to improve asset liquidity. During the first quarter, the Company closed its Mill Valley corporate office and consolidated it with its sales, marketing, and product development operations in Fridley, Minnesota. The Company is continuing its sales, marketing, and product development operations in a portion of the Fridley facility as a tenant of Tiro for a term of two years pursuant to a lease agreement. The Company retained ownership of personal property necessary for its sales, marketing, and product development operations. Tiro will manufacture products for the Company for three years from the closing date pursuant to a manufacturing agreement.


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

      Inventories are stated at the lower of weighted average cost or market and include the following:

                     June 30,  December 31,
                      2000        1999
                     -------   ------------
                        (In thousands)

Finished goods       $1,908      $3,340

Work in process          26          46

Raw materials         1,622       1,900
                     ------      ------

    Total            $3,556      $5,286
                     ======      ======

      New Accounting Principles - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of 2000. Based on an initial review, the Company does not expect it to have a significant effect on the financial position or results of operations.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

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

      Certain of the Company's executives have severance agreements that provide defined severance if the executive is involuntarily terminated (as defined) within twenty-four months of a change of control (as defined). Three of the Company's former executives have alleged that they entered into such agreements, that they were the subject of an involuntary termination within twenty-four months of a change of control, and that they are therefore entitled to certain benefits. The total severance claimed is approximately $1.0 million. The Company intends to vigorously oppose these claims. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's results of operations.

      The Company is a party to other legal proceedings in the normal course of business. It is the opinion of management that any losses in connection with these matters will not have a material effect on its financial position or operating results.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

4.    SEGMENT INFORMATION

      The Company's operating segments include the Retail Group, and, until the December 1999 sale of the manufacturing facility, the Custom Manufacturing Group. The Company evaluates performance based on contribution before fixed expenses. The accounting policies of the segments are the same as those of the Company.

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

      The Company's reportable segments had separate sales departments, and although the products are similar, they were sold and marketed differently. The Retail Group sells hair care products including shampoos, conditioners, hair sprays, and other styling aids. These products are distributed to consumer retail outlets. Products sold by the Retail Group require substantial marketing support to maintain their sales. Until December 1999, the Custom Manufacturing Group developed and formulated hair care, personal care, and household products for third parties. This group was service oriented and no significant marketing was required to support its sales. During the three and six months ended June 30, 2000, sales by the Custom Manufacturing Group primarily represent fulfillment of orders received prior to the sale of the manufacturing facility. Sales by the Custom Manufacturing Group will continue to decline as the Company sells through its remaining inventory of items related to the Custom Manufacturing Group.

      Following is the financial information related to the Company's segments for the three and six months ended June 30, 2000 and 1999:

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                               2000       1999         2000        1999
                                             -------     --------    --------    --------
                                                           (In thousands)
Net sales
     Retail Group                            $  5,761    $  8,291    $ 12,199    $ 16,114
     Custom Manufacturing Group                   236       8,460       1,772      13,684
                                             --------    --------    --------    --------
        Total net sales                         5,997      16,751      13,971      29,798

Profit before fixed expenses
     Retail Group                                 755       1,433       1,465       3,084
     Custom Manufacturing Group                    10       2,213         116       3,518
                                             --------    --------    --------    --------
        Total profit before fixed expenses        765       3,646       1,581       6,602

Fixed expenses                                  1,089       4,129       2,355       8,048
                                             --------    --------    --------    --------
Operating loss                                   (324)       (483)       (774)     (1,446)
Interest expense                                  (17)       (389)        (42)       (710)
Interest income                                     1           2          13           6
                                             --------    --------    --------    --------
Net loss                                     $   (340)   $   (870)   $   (803)   $ (2,150)
                                             ========    ========    ========    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX AND THREE MONTHS ENDED JUNE 30, 1999

Historical Results of Operations

      Net sales for the six months ended June 30, 2000 were $14.0 million compared with $29.8 million for the same period in 1999, a decrease of $15.8 million or 53.0%. Net sales for the three months ended June 30, 2000 were $6.0 million, compared with $16.8 million for the same period in 1999, a decrease of $10.8 million or 64.3%. The decreases in sales for the six and three months ended June 30, 2000 are due to reduced sales in the Custom Manufacturing Group of $11.9 million and $8.2 million, respectively, and $3.9 million and $2.6 million sales reductions in the Company's retail brands, respectively. On December 22, 1999, the Company sold its manufacturing facility and no longer operates its Custom Manufacturing Group. Sales for the Custom Manufacturing Group during the three and six months ended June 30, 2000 primarily represent fulfillment of orders received prior to the sale of the facility. Sales of Willow Lake(R), Style(R), Style Natural Reflections(R) and Perma Soft(R) (retail brands) declined approximately $4.2 million and $2.5 million for the six and three months ended June 30, 2000, respectively, as compared with the same periods in 1999.

      Sales of Style(R) and Perma Soft(R) have declined since the Company began its turnaround efforts in the first quarter of 1996. Willow Lake(R) has declined since the third quarter of 1998. The decline in sales of Willow Lake(R) is in part attributable to the reduction in marketing support for Willow Lake(R). The Company reduced its marketing support as a result of limited working capital. Management is aggressively pursuing marketing and sales strategies to turn these brands around. However, there can be no assurances that these efforts will be successful and that the brands will not continue to decline. Partially offsetting these sales declines were increases from Design Elements(R) by Salon Style(R), a product line of hair styling aids introduced early in 1999.

      Gross margin as a percentage of net sales was 34.0% for the six months ended June 30, 2000, as compared with 29.7% for the same period in 1999. Gross margin as a percentage of net sales was 34.1% for the three months ended June 30, 2000, as compared with 27.3% for the same period in 1999. The increase in gross margin as a percentage of sales is due to retail brand sales, which are higher margin sales than the Custom Manufacturing Group sales, representing a greater percentage of net sales. Although the combined gross margin percentage increased during the six and three months ended June 30, 2000, as compared with the same periods in 1999, the Company did experience a reduction in gross margin as a percentage of sales in both its Retail Group and Custom Manufacturing Group as compared with the same periods in 1999. The reduction in the gross margin percentage in the Retail Group was principally due to change in product mix, sale of excess and close-out inventory at a lower margin, and a higher per unit fill fee. Management believes that beginning in the third quarter of 2000 and continuing through the end of the year it will realize a favorable per unit fill fee as compared with the same periods in 1999.

      Selling, general and administrative expenses (SG&A) were $5.5 million or 39.6% of net sales for the six months ended June 30, 2000, as compared with $10.3 million or 34.5% of net sales for the same period in 1999, a decrease of $4.8 million. SG&A expenses were $2.4 million or 39.5% of net sales for the three months ended June 30, 2000, as compared with $5.1 million or 30.2% of net sales for the same period in 1999, a decrease of $2.7 million. The decreases are principally attributed to an overall reduction in general and administrative and materials management costs of approximately $2.3 million and $1.1 million for the six and three months ended June 30, 2000, respectively, related to the downsizing of the Company from a sales and manufacturing company to a sales, marketing, and product development company. The majority of this reduction related to personnel expenses as a result of reduction in support staff. Also, the Company anticipates savings in the second half of 2000 due to a realignment of executive staff positions. In addition, the decrease in SG&A during the six and three months ended June 30, 2000 is also due to a reduction in marketing expenses of $2.0 million and $1.3 million, respectively, and reduced freight and brokerage costs as a result of the decrease in sales. The decrease in marketing is in part due to limited working capital. Because of the Company's limited working capital and the competitive environment of hair care products, there can be no assurance concerning the future performance of Willow Lake(R), Design Elements(R) by Salon Style(R), Style(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

      Interest expense decreased to $42,000 for the six months ended June 30, 2000, as compared with $710,000 in the same period in 1999. Interest expense decreased to $17,000 for the three months ended June 30, 2000, as compared with $389,000 in the same period in 1999. The decrease in interest expense is principally attributable to reduced borrowings under the Company's revolving line of credit with Congress Financial Corporation.

      As a result of the foregoing factors, the net loss for the six months and three months ended June 30, 2000, was $803,000 and $340,000, respectively, compared with $2.2 million and $0.9 million, respectively, for the same periods in 1999.

Liquidity and Capital Resources

      Cash and cash equivalents increased by $0.1 million from December 31, 1999. Inventory and accounts receivable decreased by $1.7 million and $2.9 million, respectively, from December 31, 1999 levels.

      The decrease in inventory is primarily attributable to the reduction in the Contract Manufacturing Group's inventory and raw materials, principally chemicals. As a result of the sale of the Company's manufacturing facility to Tiro, the Company no longer operates its Custom Manufacturing Group. The Company will continue to sell its inventory related to the Custom Manufacturing Group, but is not replenishing it. Tiro will manufacture products for the Company for three years pursuant to a manufacturing agreement. As part of the agreement, Tiro purchases the chemicals used in the production of the Company's products and the Company will continue to purchase packaging components.

      The Company currently has a revolving loan facility with Congress Financial Corporation ("Congress") for $10.3 million that is payable in full in May 2002. The interest rate on the revolving loan with Congress is prime plus 0.75% (10.25% at June 30, 2000). In May 2000, the Company paid the second half of the $200,000 closing fee incurred in conjunction with the loan agreement.

      The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of June 30, 2000, the Company was not in compliance with the net worth covenant in its credit facility. The Company has obtained a waiver from the lender and is currently negotiating new financial loan covenants.

      As of June 30, 2000, the amount outstanding under the Company's revolving loan facility was $1.3 million compared with no amounts outstanding at December 31, 1999. The Company uses its loan facility for working capital and to meet its obligations to the creditors who signed the forbearance agreement described below.

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

      As of July 31, 2000, the Company entered into forbearance agreements or settled the payables with creditors in the aggregate amount of approximately $5.8 million and has made payments to these creditors according to the forbearance agreement in the amount of approximately $2.6 million.

      The Company estimates the original total payables exceeding normal terms before payments noted above was approximately $6.3 million. There can be no assurance that the remaining creditors will sign the forbearance agreement or that payments can continue to be made under the payment plan to creditors or that creditor actions will not cause production interruptions, which would have a material adverse effect on the Company.

      As of June 30, 2000, the Company was $1,200,000 in arrears on the payment of dividends on its Series B Preferred Stock. The Preferred Stock provides for an annual dividend of $400,000, payable in quarterly installments.

      In July 2000, the Company announced a licensing agreement with The Procter & Gamble Company. In the agreement, The Procter & Gamble Company has licensed certain formulations and technology know-how for hair care products developed by the Company. The formulations and technology are intended to be used for various Procter & Gamble hair care products.

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

      Dominic LaRosa, the Company's former President and CEO - Lamaur Division, commenced an arbitration action against the Company in January of 2000, asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and unspecified attorney's fees and costs. The Company has answered the arbitration demand and has denied that it is liable to LaRosa for severance payments. Among other things, the Company has denied that there was a Change of Control as defined in the severance agreement. The parties have exchanged written discovery but have not taken any depositions. The arbitration hearing is scheduled to commence on September 12, 2000. The Company intends to vigorously oppose this claim.

      Ronald Williams, the Company's former Executive Vice President - Lamaur Division, commenced an arbitration action against the Company on March 17, 2000. Mr. Williams' arbitration demand does not specify the details of his claim. Prior to instituting the arbitration action, however, Mr. Williams sent correspondence to the Company, in which he demanded payment of severance benefits under a severance agreement that he entered into with the Company on July 1, 1997. Mr. Williams resigned his employment with the Company on February 29, 2000. The severance agreement entered into between Mr. Williams and the Company provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. Williams alleges that he was the subject of an Involuntary Termination within 24 months of a Change in Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and unspecified attorneys' fees and costs. This arbitration proceeding is at an early stage. No discovery has been taken and no date for the arbitration hearing has been established. The Company intends to vigorously oppose this claim.

      On February 3, 2000, Donald E. Porter, the Company's former Vice President
- Corporate Development, filed a Demand for Arbitration with the American Arbitration Association alleging that the Company failed to pay him severance pay in accordance with the Employee Severance Agreement, executed on July 1, 1997. Mr. Porter also alleges that the Company failed to reimburse him for approved expenses, was to repurchase stock, and was responsible for unspecified amounts for costs of arbitration, attorneys fees and interest. Subsequent to June 30, the Company and Mr. Porter resolved his claim. The Company made no admission of any fault or liability on its part in connection with this resolution. The Company resolved Mr. Porter's claim in order to avoid the costs and burden of litigation.

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

      On June 30, 2000, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $1,200,000.


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



                                                THE LAMAUR CORPORATION
                                                     (Registrant)




                                                /s/  Jay T. Olson
                                                --------------------------------
           DATE:  August 11, 2000               JAY T. OLSON
                                                Vice President - Finance
                                                (Principal Financial and
                                                  Accounting Officer)