Form 10-Q
period 2000-09-30
LAMAUR CORP
filed 2000-11-14
CIK 1011154

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

                For the quarterly period ended September 30, 2000


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

                                Yes [X]   No [ ]


At October 30, 2000, there were 7,081,973 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                               September 30, 2000


                                                                            Page
                                                                            ----
Part I - Financial Information

    Item 1. Condensed Financial Statements (Unaudited)

            Balance Sheets as of September 30, 2000 and December 31, 1999    4

            Statements of Operations for the Three and Nine Months Ended
                 September 30, 2000 and 1999                                 5

            Statements of Cash Flows for the Nine Months Ended
                 September 30, 2000 and 1999                                 6

            Notes to Condensed Financial Statements for the Three
                 and Nine Months Ended September 30, 2000 and 1999           7

    Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations for the Nine and
                 Three Months Ended September 30, 2000 and 1999             10


Part II - Other Information

    Item 1. Legal Proceedings                                               12
    Item 2. Changes in Securities                                           14
    Item 3. Defaults Upon Senior Securities                                 14
    Item 4. Submission of Matters to a Vote of Security Holders             14
    Item 5. Other Information                                               14
    Item 6. Exhibits and Reports on Form 8-K                                14
    Signature                                                               14

                          PART I. FINANCIAL INFORMATION

Item 1.     CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                              September 30,   December 31,
                                                                                   2000          1999
                                                                              -------------   ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                  $    311      $    360
     Accounts receivable, net                                                      3,872         5,974
     Inventories                                                                   5,001         5,286
     Prepaid expenses and other current assets                                       257           258
                                                                                --------      --------

       Total current assets                                                        9,441        11,878

Property, Plant and Equipment, Net                                                   465           663

Other Assets                                                                         159           230
                                                                                --------      --------

     Total Assets                                                               $ 10,065      $ 12,771
                                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities:
     Accounts payable                                                           $  5,217      $  8,020
     Accrued expenses                                                                381         1,844
     Accrued salaries, wages and employee-related expenses                           835         1,230
     Dividends payable                                                             1,300         1,000
     Related party obligations                                                        20          --
                                                                                --------      --------

       Total current liabilities                                                   7,753        12,094

Long-Term Debt                                                                     2,972          --

Stockholders' (Deficit) Equity
     Preferred stock, $.01 par value, 4,000,000 shares authorized:
       Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at September 30, 2000 and December 31, 1999
         ($10.0 million liquidation preference)                                    8,500         8,500
       Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at September 30, 2000 and December 31, 1999
         ($5.0 million liquidation preference)                                     5,000         5,000
     Common stock, $.01 par value, 12,000,000 shares authorized,
       7,081,973 and 7,422,571 shares issued and outstanding at
       September 30, 2000 and December 31, 1999, respectively                         71            74
     Additional paid-in-capital                                                   19,827        20,127
     Stock subscriptions receivable                                                  (50)          (50)
     Treasury stock                                                                  (48)         --
     Accumulated deficit                                                         (33,960)      (32,974)
                                                                                --------      --------

           Total Stockholders' (Deficit) Equity                                     (660)          677
                                                                                --------      --------

     Total Liabilities and Stockholders' (Deficit) Equity                       $ 10,065      $ 12,771
                                                                                ========      ========

                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------    --------------------
                                                         2000        1999        2000        1999
                                                       --------    --------    --------    --------
Net Sales                                              $  6,257    $ 10,131    $ 20,228    $ 39,929

Cost of Goods Sold                                        3,524       7,822      12,739      28,772
                                                       --------    --------    --------    --------

Gross Margin                                              2,733       2,309       7,489      11,157

Selling, General and Administrative Expenses              2,863       4,770       8,393      15,064
                                                       --------    --------    --------    --------

Operating Loss                                             (130)     (2,461)       (904)     (3,907)

Interest Expense                                            (57)       (351)        (99)     (1,061)

Interest Income                                               4           3          17           9
                                                       --------    --------    --------    --------

Net Loss                                                   (183)     (2,809)       (986)     (4,959)

Dividends on Series B Preferred Stock                      (100)       (100)       (300)       (300)
                                                       --------    --------    --------    --------

Net Loss Available to Common Shareholders              $   (283)   $ (2,909)   $ (1,286)   $ (5,259)
                                                       ========    ========    ========    ========

Basic Loss per Common Share                            $  (0.04)   $  (0.40)   $  (0.18)   $  (0.74)
                                                       ========    ========    ========    ========

Weighted Average Common Shares Outstanding - Basic        7,146       7,333       7,323       7,112
                                                       ========    ========    ========    ========

Diluted Loss per Common Share                          $  (0.04)   $  (0.40)   $  (0.18)   $  (0.74)
                                                       ========    ========    ========    ========

Weighted Average Common Shares Outstanding - Diluted      7,146       7,333       7,323       7,112
                                                       ========    ========    ========    ========


                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                             ------------------
                                                               2000       1999
                                                             -------    -------
Cash Flows From Operating Activities:
Net loss                                                     $  (986)   $(4,959)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Gain on disposal of assets                               --        (44)
         Non-cash compensation expense                            --        168
         Depreciation and amortization                           269      1,572
         Effect of changes in:
              Receivables                                      2,102      3,352
              Inventories                                        285      1,253
              Prepaid expenses and other assets                    1        (59)
              Payables                                        (2,803)    (2,310)
              Accrued expenses                                (1,847)       184
                                                             -------    -------

         Net cash used in operating activities                (2,979)      (843)

Cash Flows From Investing Activities:
     Additions to property, plant and equipment                   --       (223)
     Proceeds from sale of assets                                 --         47
                                                             -------    -------

         Net cash used in investing activities                    --       (176)

Cash Flows From Financing Activities:
     Borrowings under revolving credit agreement, net          2,972      1,742
     Repayments of long-term debt                                (11)      (637)
     Payment of loan fees                                         --       (160)
     (Repurchase) proceeds from sales of common stock, net       (31)         3
                                                             -------    -------

         Net cash provided by financing activities             2,930        948
                                                             -------    -------

Net Decrease in Cash and Cash Equivalents                        (49)       (71)
Cash and Cash Equivalents at Beginning of Period                 360        568
                                                             -------    -------

Cash and Cash Equivalents at End of Period                   $   311    $   497
                                                             =======    =======


                       See notes to financial statements.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

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

      Inventories are stated at the lower of weighted average cost or market and include the following:

                                            September 30,   December 31,
                                                2000            1999
                                            -------------  ------------
                                                   (In thousands)

Finished goods                                   $ 3,406       $ 3,340

Work in process                                       28            46

Raw materials                                      1,567         1,900
                                            -------------  ------------

    Total                                        $ 5,001       $ 5,286
                                            =============  ============

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (continued)
                                   (Unaudited)

--------------------------------------------------------------------------------

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

      In July 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued SFAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this standard no later than January 1, 2001. The Company does not expect that this standard will materially affect its financial position or results of operations.

3.    RELATED PARTY TRANSACTIONS

      Promissory note - In July 2000, the Company entered into an agreement with the Estate of Don G. Hoff, whereby the Company borrowed $19,525 at 9.00% interest. The note and interest thereon is payable upon demand by the lender.

4.    LEGAL PROCEEDINGS

      On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant members of the Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, unspecified damages to the stockholders and restitution of unspecified profits to the Company. Plaintiffs also seek a rescission of all actions approved by stockholders at the November 2, 1998, Annual Meeting and demand a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders.

      Certain of the Company's executives have severance agreements that provide defined severance if the executive is involuntarily terminated (as defined) within twenty-four months of a change of control (as defined). Two of the Company's former executives are alleging that they entered into such agreements, that they were the subject of an involuntary termination within twenty-four months of a change of control, and that they are therefore entitled to certain benefits. The total severance claimed is less than $1.0 million. The Company intends to vigorously oppose these claims. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company's results of operations.

      The Company is a party to other legal proceedings in the normal course of business. It is the opinion of management that any losses in connection with these matters will not have a material effect on its financial position or operating results.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (continued)
                                   (Unaudited)

--------------------------------------------------------------------------------

5.    SEGMENT INFORMATION

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

      The Company's reportable segments had separate sales departments, and although the products are similar, they were sold and marketed differently. The Retail Group sells hair care products including shampoos, conditioners, hair sprays, and other styling aids. These products are distributed to consumer retail outlets. Products sold by the Retail Group require substantial marketing support to maintain their sales. Until December 1999, the Custom Manufacturing Group developed and formulated hair care, personal care, and household products for third parties. This group was service oriented and no significant marketing was required to support its sales. During the three and nine months ended September 30, 2000, sales by the Custom Manufacturing Group primarily represent fulfillment of orders received prior to the sale of the manufacturing facility. Sales by the Custom Manufacturing Group will continue to decline as the Company sells through its remaining inventory of items related to the Custom Manufacturing Group.

      Following is the financial information related to the Company's segments for the three and nine months ended September 30, 2000 and 1999:

                                              Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                             --------------------    --------------------
                                               2000        1999        2000        1999
                                             --------    --------    --------    --------
                                                           (In thousands)
Net sales
     Retail Group                            $  6,216    $  6,417    $ 18,415    $ 22,531
     Custom Manufacturing Group                    41       3,714       1,813      17,398
                                             --------    --------    --------    --------
        Total net sales                         6,257      10,131      20,228      39,929

Profit before fixed expenses
     Retail Group                                 574         956       2,039       4,040
     Custom Manufacturing Group                     3         856         119       4,374
                                             --------    --------    --------    --------
        Total profit before fixed expenses        577       1,812       2,158       8,414
Fixed expenses                                    707       4,273       3,062      12,321
                                             --------    --------    --------    --------
Operating loss                                   (130)     (2,461)       (904)     (3,907)
Interest expense                                  (57)       (351)        (99)     (1,061)
Interest income                                     4           3          17           9
                                             --------    --------    --------    --------
Net loss                                     $   (183)   $ (2,809)   $   (986)   $ (4,959)
                                             ========    ========    ========    ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999

Historical Results of Operations

      Net sales for the nine months ended September 30, 2000, were $20.2 million compared with $39.9 million for the same period in 1999, a decrease of $19.7 million or 49.4%. Net sales for the three months ended September 30, 2000, were $6.26 million, compared with $10.13 million for the same period in 1999, a decrease of $3.9 million or 37.6%. The decreases in sales for the nine and three months ended September 30, 2000, are due to reduced sales in the Custom Manufacturing Group of $15.6 million and $3.7 million, respectively, and $4.1 million and $0.2 million sales reductions in the Company's retail brands, respectively. On December 22, 1999, the Company sold its manufacturing facility and no longer operates its Custom Manufacturing Group. Sales for the Custom Manufacturing Group during the three and nine months ended September 30, 2000, primarily represent fulfillment of orders received prior to the sale of the facility. Sales of Willow Lake(R), Style(R), Style Natural Reflections(R) and Perma Soft(R) (retail brands) declined approximately $4.8 million and $0.6 million for the nine and three months ended September 30, 2000, respectively, as compared with the same periods in 1999.

      Sales of Style(R) and Perma Soft(R) have declined since the Company began its turnaround efforts in the first quarter of 1996. Willow Lake(R) has declined since the third quarter of 1998. The decline in sales of Willow Lake(R) is in part attributable to the reduction in marketing support for Willow Lake(R). The Company reduced its marketing support as a result of limited working capital. Management is aggressively pursuing marketing and sales strategies to turn these brands around. However, there can be no assurance that these efforts will be successful and that the brands will not continue to decline. Partially offsetting these sales declines were increases from Design Elements(R) by Salon Style(R), a product line of hair styling aids introduced early in 1999.

      Gross margin as a percentage of net sales was 37.0% for the nine months ended September 30, 2000, as compared with 27.9% for the same period in 1999. Gross margin as a percentage of net sales was 43.7% for the three months ended September 30, 2000, as compared with 22.8% for the same period in 1999. The increase in gross margin as a percentage of sales is due to retail brand sales, which are higher margin sales than the Custom Manufacturing Group sales, representing a greater percentage of net sales. Although the combined gross margin percentage increased during the nine and three months ended September 30, 2000, as compared with the same periods in 1999, the Company did experience a reduction in gross margin as a percentage of sales in its Retail Group during the nine months ended September 30, 2000, as compared with the same period in 1999, but achieved a slight increase during the three months ended September 30, 2000, as compared with the same period in 1999. The reduction in the gross margin percentage in the Retail Group during the nine months ended September 30, 2000, was principally due to change in product mix, sale of excess and close-out inventory at a lower margin in the first half, and a higher per unit fill fee. The Company began to realize a significantly more favorable per unit fill fee as compared with the third quarter in 1999.

      Selling, general and administrative expenses (SG&A) were $8.4 million or 41.5% of net sales for the nine months ended September 30, 2000, as compared with $15.1 million or 37.7% of net sales for the same period in 1999, a decrease of $6.7 million. SG&A expenses were $2.9 million or 45.8% of net sales for the three months ended September 30, 2000, as compared with $4.8 million or 47.1% of net sales for the same period in 1999, a decrease of $1.9 million. The decreases are principally attributed to an overall reduction in general and administrative and materials management costs of approximately $3.8 million and $1.4 million for the nine and three months ended September 30, 2000, respectively, related to the downsizing of the Company from a sales and manufacturing company to a sales, marketing, and product development company. The majority of this reduction related to personnel expenses as a result of reduction in support staff. Also, the Company began realizing savings in the second half of 2000, due to a realignment of executive staff positions. The decrease in SG&A during the nine and three months ended September 30, 2000, is also due to a reduction in marketing expenses of $2.5 million and $0.5 million, respectively, and reduced freight and brokerage costs as a result of the decrease in sales. The decrease in marketing is in part due to limited working capital. Because of the Company's limited working capital and the competitive environment of hair care products, there can be no assurance concerning the future performance of Willow Lake(R), Design Elements(R) by Salon Style(R), Style(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future with the lower level of marketing support.

      Interest expense decreased to $99,000 for the nine months ended September 30, 2000, as compared with $1.1 million in the same period in 1999. Interest expense decreased to $57,000 for the three months ended September 30, 2000, as compared with $351,000 in the same period in 1999. The decrease in interest expense is principally attributable to reduced borrowings under the Company's revolving line of credit with Congress Financial Corporation.

      As a result of the foregoing factors, the net loss for the nine months and three months ended September 30, 2000, was $986,000 and $183,000, respectively, compared with $5.0 million and $2.8 million, respectively, for the same periods in 1999.


Liquidity and Capital Resources

      The Company currently has a revolving loan facility with Congress Financial Corporation ("Congress") for $10.3 million that is payable in full in May 2002. The interest rate on the revolving loan with Congress is prime plus 0.75% (10.25% at September 30, 2000). In May 2000, the Company paid the second half of the $200,000 closing fee incurred in conjunction with the loan agreement.

      The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of September 30, 2000, the Company was in compliance with its financial loan covenants. No assurance can be given that such compliance will continue.

      As of September 30, 2000, the amount outstanding under the Company's revolving loan facility was $3.0 million compared with no amounts outstanding at December 31, 1999. The Company uses its loan facility for working capital and to meet its obligations to the creditors who signed the forbearance agreement described below.

      Because of financial difficulty in prior years, the Company was unable to pay its vendors within their normal terms. In January 2000, the Company assisted certain key creditors in forming a creditors committee to negotiate a payment plan for the Company's payables to its unsecured creditors. In the first quarter of 2000, the creditors committee signed a forbearance agreement on behalf of all general unsecured creditors of the Company whereby the committee agreed until December 31, 2001, to forbear from exercising any remedies they may have against the Company as a result of their status as unsecured creditors. Although the creditors committee has entered into the forbearance agreement, there can be no assurance that all of the creditors will sign the agreement. The committee has agreed to use good-faith efforts to contact any creditor who engages in collection efforts against the Company and solicit such creditor to be bound by the terms of the forbearance agreement. Subsequently, in November 2000, the Company, with the approval of the creditors committee, amended the terms of the forbearance agreement to provide for equal monthly installments commencing in November 2000 with a smaller final payment due in December 2001. The Company believes this change will benefit its cash flow management. The forbearance agreement provides for a 100% payment plan through December 31, 2001, to the creditors who sign the forbearance agreement.

      As of September 30, 2000, the Company entered into forbearance agreements or settled payables with creditors in the aggregate amount of approximately $6.0 million and has made payments to these creditors according to the forbearance agreement in the amount of approximately $2.7 million.

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

      As of September 30, 2000, the Company was $1,300,000 in arrears on the payment of dividends on its Series B Preferred Stock. The Preferred Stock provides for an annual dividend of $400,000, payable in quarterly installments.

      The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its current obligations as they become due, to comply with the payment terms of the forbearance agreement, to comply with the terms and conditions of the loan facility, to maintain adequate gross margins, to increase sales and to attain profitable operating levels.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      On November 2, 1998, a class action and derivative lawsuit was filed by the stockholders (on behalf of themselves and the Company) in the Delaware Court of Chancery in and for New Castle County alleging that the defendant members of the Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's 1998 Proxy Statement. Plaintiffs seek injunctive relief, unspecified damages to the shareholders and restitution of unspecified profits to the Company. Plaintiffs also seek a rescission of all actions approved by stockholders at the November 2, 1998, Annual Meeting and demand a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and will defend the action in the best interest of the stockholders.

      Dominic LaRosa, the Company's former President and CEO - Lamaur Division - commenced an arbitration action against the Company in January of 2000, asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and his attorneys' fees. The Company has answered the arbitration demand and has denied that it is liable to LaRosa for severance payments. Among other things, the Company has denied that there was a Change of Control as defined in the severance agreement and has asserted that LaRosa is not entitled to severance benefits under the language of the agreement because his employment was terminated prior to any asserted Change of Control. The case was initially set for an arbitration hearing to commence on September 12, 2000, but was postponed. The Company intends to vigorously oppose this claim.

      Ronald Williams, the Company's former Executive Vice President - Lamaur Division - commenced an arbitration action against the Company on March 17, 2000, asserting a claim for severance payments. Mr. Williams' employment with the Company terminated on February 29, 2000. Mr. Williams alleges that he entered into a severance agreement with the Company on July 1, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. Williams alleges that he was the subject of an Involuntary Termination within 24 months of a Change in Control and that he is entitled to receive severance payments from the Company. He is seeking an award of: one and one-half times his most recent annual full-time base compensation at the Company; medical, dental and basic life insurance benefits for the shorter of eighteen months from his termination or when new insurance is obtained from a new employer; moving expenses of up to 25% of his most recent annual full-time base compensation at the Company; and a low interest rate loan of up to one and one-half times his most recent annual full-time base compensation at the Company; and his attorneys' fees. The Company has answered the arbitration demand and has denied that it is liable to Williams for severance payments. Among other things, the Company has denied that there was a Change of Control as defined in the severance agreement and has denied that Williams was the subject of an Involuntary Termination because he resigned his employment. Minimal discovery has been taken to this date and the arbitration hearing is scheduled to commence on January 9, 2001. The Company intends to vigorously defend this claim.

      On June 30, 2000, the Company commenced a lawsuit against Ronald Williams, a former executive, in Hennepin County District Court in Minnesota. The lawsuit alleges that defendant breached his employment agreement with the Company and interfered with the Company's contractual relations by soliciting employees of the Company to work for another company. The Company is seeking damages in excess of $50,000 in connection with this lawsuit.

      On February 3, 2000, Donald E. Porter, the Company's former Vice President
- Corporate Development, filed a Demand for Arbitration with the American Arbitration Association alleging that the Company failed to pay him severance pay in accordance with the Employee Severance Agreement, executed on July 1, 1997. Mr. Porter also alleged that the Company failed to reimburse him for approved expenses, was to repurchase stock, and was responsible for unspecified amounts for costs of arbitration, attorneys fees and interest. During the third quarter, the Company and Mr. Porter resolved his claim. The Company made no admission of any fault or liability on its part in connection with this resolution. The Company resolved Mr. Porter's claim in order to avoid the costs and burden of litigation.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

      On September 30, 2000, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $1,300,000.


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



                                    THE LAMAUR CORPORATION
                                        (Registrant)




                                    /s/ Jay T. Olson
                                    --------------------------------------------
DATE: November 11, 2000             JAY T. OLSON
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)