Form 10-K
period 2000-12-31
LAMAUR CORP
filed 2001-04-02
CIK 1011154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                     Annual Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-28174

                             The Lamaur Corporation
             (Exact name of registrant as specified in its charter)

- --------------------------------------------------------------------------------
               Delaware                                 68-0301547
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation of organization)                 Identification No.)
- --------------------------------------------------------------------------------

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

                                 [X] Yes [_] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of common stock held by non-affiliates of the registrant as of March 20, 2001 was approximately $738,404 based on a closing price of $.15 per share as reported by the NASD OTC Bulletin Board on such date.

As of March 20, 2001, there were 7,081,973 outstanding shares of the registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of The Lamaur Corporation's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 16, 2001 are incorporated herein by reference.

Item I.  BUSINESS

Overview

     The Lamaur Corporation ("Lamaur") develops, formulates and markets personal hair care products, including shampoos, conditioners, hair sprays and other styling aids for the consumer market. Until July 1998, it also developed, formulated and marketed personal hair care products for professional salons and specialty shops. Lamaur's custom manufacturing division developed, formulated, and manufactured a variety of hair care, personal care and household products for third parties until December 1999.

         Lamaur's current product lines sold through retail outlets include the premium-priced B in10se(TM) and Willow Lake(R) brands, the mid-priced Salon Style(R) and the value-priced Style(R) brands. These product lines contain a wide assortment of hair care products positioned towards distinct consumer segments. Lamaur markets its products to mass merchandisers, food stores, drug stores, specialty outlets, and others by a combination of Lamaur's direct sales force and a network of independent brokers. Until July 1998, Lamaur sold a full line of high quality, premium-priced products including shampoos, conditioners, hair sprays, perms and a variety of other styling aids to professional salon and specialty shops under the Nucleic A(R), Apple Pectin(R), Apple Pectin(R) Naturals, Vita/E(R) and Pativa(R) brand names.

     Lamaur was incorporated under the laws of the State of Delaware on January 4, 1996. Lamaur's predecessor, Electronic Hair Styling, Inc., was incorporated under the laws of the State of Washington on April 1, 1993 and, effective March 18, 1996, it merged with Lamaur to accomplish a Delaware reincorporation. On November 15, 1995, as a result of the acquisition of the Personal Care Division of DowBrands Inc. (an affiliate of The Dow Chemical Company), Lamaur became the successor to a business started in 1930 which, prior to its acquisition by DowBrands in 1987, was known as Lamaur Inc. Lamaur's initial public offering took place on May 23, 1996. On March 26, 1997, Lamaur changed its name from Electronic Hair Styling to The Lamaur Corporation.

     In July 1998, Lamaur sold its salon brands to Zotos International, Inc. ("Zotos"), a subsidiary of Shiseido Co., Ltd., Tokyo, Japan for net proceeds of $10.0 million. The net proceeds were used primarily to pay borrowings under Lamaur's credit agreement with Norwest Business Credit, Inc., for past due accounts payable and for operations.

     In late 1998, Lamaur significantly restructured its operations. This was due to the expiration, in November 1997, of a manufacturing agreement it had with DowBrands, lower retail sales and the sale of its salon brands to Zotos.

     On December 22, 1999, Lamaur sold its manufacturing facility at 5601 East River Road, Fridley, Minnesota and its custom manufacturing division (including real and personal property) to Tiro Industries, Inc. ("Tiro") for $13,250,000 in cash plus the assumption of capital leases totaling $765,000. Tiro currently manufactures Lamaur's products pursuant to a Manufacturing Agreement, which terminates on December 31, 2002.

     In December 1999, as a result of the sale of its manufacturing facility and custom manufacturing division to Tiro, Lamaur further restructured its operations and reduced the number of employees from 220 to a core group of 20. The reductions were principally in the production, research and development, purchasing and administrative areas.

     Concurrently, to reduce long-term debt obligations and interest expense, approximately $11.5 million of the net proceeds from the sale were used to pay off Lamaur's term and revolving line of credit agreements with Congress Financial Corporation ("Congress").

     Lamaur currently maintains its headquarters at 5601 East River Road, Fridley, Minnesota. Lamaur leases this space from Tiro. The lease is for a term of two years and ends on December 31, 2001.

     During 2000, Lamaur focused its marketing efforts on existing retail brands. These included magazine advertising, coupons and trade promotional programs. However, several retail brands experienced significant sales declines from the previous year, including Style(R) (down 14%), Perma Soft(R) (down 51%), Willow Lake(R) (down 35%), and Style Natural Reflections(R) (down 78%). Lamaur discontinued the Perma Soft(R), Color Soft(TM), and Style Natural Reflections(R) brands in 2000 due to limited sales and distribution of each brand. Salon Style(R), reintroduced in 1999, increased sales by 41%.

     Working capital is provided from the revolving line of credit with Congress. A portion of working capital is being used to introduce a new product line called B in10se(TM), launched in January 2001, and to pay down Lamaur's current and past due accounts payable. Congress has a security interest in Lamaur's assets, including inventory, cash and accounts receivable.

     In January 2000, Lamaur assisted certain key creditors in the formation of a creditors committee to negotiate a payment plan for Lamaur's obligations to its creditors (except Congress). In the first quarter of 2000, members of the creditors committee and most of Lamaur's creditors signed forbearance agreements whereby they agreed to forbear from exercising any remedies they may have against Lamaur as creditors until December 31, 2001. In addition, the creditors committee entered into a subordination agreement with Congress and a security agreement with Lamaur.

     Under these forbearance agreements, all of Lamaur's creditors were given the option of receiving a 100% payoff under the terms of the forbearance agreement or receiving 60% of the amount due in satisfaction of all amounts due immediately. Most of Lamaur's creditors agreed to the former, although Lamaur's largest creditor, Campbell Mithun Esty, did not agree to either, but has negotiated a similar payment plan with Lamaur.

     Lamaur negotiated terms of an amended forbearance agreement with the creditors committee in November, 2000. Pursuant to the amendment, members of the creditors committee and most creditors agreed to be paid 2.75% of the amounts due on a monthly basis until December, 2001, when a final 19.25% balloon payment is required to be made. As a result of the amendment, Lamaur was able to use the working capital that would have been used for the balloon payment required under the original forbearance agreement due on January 2, 2001 to launch the B in10se(TM) product line.

     Lamaur had extended payables to its unsecured creditors of approximately $2.8 million at December 31, 2000. The amended forbearance agreement continues to provide for a 100% payment through December 31, 2001 to the creditors who have signed the forbearance agreement. No assurance can be given, however, that payments can continue to be made under the payment plan to creditors or that creditors will not initiate collection actions or litigation, which would have a material adverse effect on Lamaur.

     Lamaur's common stock is currently quoted on the NASD OTC Bulletin Board under the symbol "LMAR." Lamaur's common stock, previously quoted on the NASDAQ National Market, was delisted in February 1999 because of its low stock price.

Products

     Lamaur develops, formulates and markets a broad range of hair care product lines. Product lines currently sold through consumer retail outlets include B in10se(TM), Willow Lake(R), Salon Style(R) and Style(R). Most lines contain a broad assortment of shampoos, conditioners, and styling products.

     The following table sets forth Lamaur's principal brands and products sold during 2000:

                           Retail Brands and Products


- -------------------------------- ----------------------------------------- ----------------------------------------------
Brand                            Shampoos and Conditioners                  Styling Aids
- -------------------------------- ----------------------------------------- ----------------------------------------------
Willow Lake(R)                   Cherry Bark & Irish Moss Shampoo,          Raspberry & Vitamin E Non-Aerosol Hair
                                 Citrus & Rosemary Shampoo, Lavender &      Spray, White Lily & Jasmine Hair Spray,
                                 Mint Shampoo, Primrose & Thyme Shampoo,    Aloe & Clover Blossom Mousse, Rosehips & Ivy
                                 Witch Hazel & Honeysuckle Shampoo,         Spray Gel
                                 Tea Tree Oil & Sage Shampoo, Green Tea,
                                 Aloe & Vitamin E Shampoo, Hops, Apricot &
                                 Almond Conditioner, Red Clover & Wild
                                 Ginger Conditioner, Sunflower, Honey &
                                 Hibiscus Conditioner, Vitamin E, Carrot
                                 Extract & Milk Protein Conditioner, Green
                                 Tea, Aloe & Vitamin E Conditioner, Trial
                                 Size Shampoo and Conditioner
- -------------------------------- ----------------------------------------- ----------------------------------------------
Design Elements(R)                                                          ProMist Hair Spray
by Salon Style(R)                                                           Cleanmist(R)Hair Spray
                                                                            Body Boost(R) Mousse
                                                                            Root Boost Spray Mousse
                                                                            Frizz Control Cream
                                                                            Non-Aerosol Hair Spray
                                                                            Spray-On Styling Gel - Extra Control
                                                                            Hold & Shine Mega Gel
                                                                            Spray-On Styling Gel - Maximum Control
                                                                            Spray-On Styling Gel - Soft Control
                                                                            Spray-On Styling Gel - Amplifying
- -------------------------------- ----------------------------------------- ----------------------------------------------

- -------------------------------- ----------------------------------------- ----------------------------------------------
Style(R)                         Moisture Shampoo                           Firm Hold Aerosol Hair Spray
                                 Extra Body Shampoo                         Mega Hold Aerosol Hair Spray
                                 Daily Shampoo                              Natural Hold Aerosol Hair Spray
                                 Revitalize Shampoo                         Unscented Firm Hold Aerosol Hair Spray
                                 Shampoo & Conditioner 2-in-1               Extra Hold Aerosol Hair Spray for Men
                                 Moisture Conditioner                       Extra Hold Unscented Hair Spray for Men
                                 Daily Conditioner
                                 Extra Body Conditioner
                                 Revitalize Conditioner
- -------------------------------- ----------------------------------------- ----------------------------------------------

     Willow Lake(R), a premium priced retail hair care product line of shampoos, conditioners and styling aids is Lamaur's product in the "natural" segment of the hair care category. Salon Style(R) is a line of mid-priced styling aids targeted toward salon customers in the retail market. Style(R) is Lamaur's "value priced" brand, intended for use by the entire family. Lamaur discontinued the Perma Soft(R), Color Soft(TM), and Style Natural Reflections(R) brands in 2000 due to limited sales and distribution of each brand.

     The following table sets forth certain information concerning Lamaur's net sales by operating segment in each of the last three fiscal years:

                                          2000               1999                 1998
                                          ----               ----                 ----
                                                        (In thousands)
Retail Group (1)                   $23,011     92.6%   $28,681     57.1%    $56,216     75.9%
Custom Manufacturing Division (2)    1,835      7.4%    21,527     42.9%     17,827     24.1%
                                   -------    -----    -------    -----     -------    -----
Total                              $24,846    100.0%   $50,208    100.0%    $74,043    100.0%
                                   =======    =====    =======    ======    =======    =====

(1)  1998 includes revenues from the salon brands, which were sold in July 1998.
(2)  Lamaur sold its custom manufacturing division on December 22, 1999.

B in10se(TM)

         In January 2001, Lamaur launched a new premium priced product line called B in10se(TM). This product line consists of professional salon grade formulas and includes shampoos, conditioners and styling aids. Lamaur created B in10se(TM) to appeal to the fashion conscious young twenties and older teen segment who desire unique kinds of products for versatile and often radical hairstyles. The B in10se(TM) product line is Lamaur's first new product line launch in 5 years.

     The following table sets forth the B in10se(TM) products:

- -------------------------------- ----------------------------------------- ----------------------------------------------
Brand                            Shampoos and Conditioners                 Styling Aids
- -------------------------------- ----------------------------------------- ----------------------------------------------
B in10se(TM)                     Everyday Stuff - Daily Shampoo            HT Spun Wax (Pomade)
                                 Stripper - Intensive Shampoo              Curl Control Micro Emulsion
                                 Good Stuff - Daily Conditioner            HT Hair Wax
                                 Reboot - Extreme Conditioner              Softwear Gel
                                                                           Dominant Control Gel
                                                                           Extreme Control Gel
                                                                           Hyper Control Gel
                                                                           Amplifying Potion (Bodifier)
                                                                           Creme Gelee
- -------------------------------- ----------------------------------------- ----------------------------------------------

Marketing and Distribution

     Lamaur's sales are made to mass merchandise, food, drug and other retail chains and wholesalers who service retail outlets. Sales are carried out by Lamaur's own sales force and independent brokers. Until July 1998, Lamaur sold to the professional salon market, including sales to distributors who sold to professional salons and specialty outlets.

     Lamaur maintains more than 300 active customer accounts. In 2000, no customer other than Wal-Mart accounted for more than 10% of Lamaur's total net sales. Wal-Mart accounted for 27% of net sales in 2000. There are no contractual obligations from any customers, including Wal-Mart, to make continuing purchases from Lamaur. If Wal-Mart were to cease purchasing Lamaur's products, it would have a material adverse effect on Lamaur's business. Lamaur's sales do not change materially on a seasonal basis.

     Lamaur promotes sales of its products through advertising, consumer promotions and merchandising support programs.

Research and Development

     Lamaur, in accordance with its manufacturing agreement (discussed below under "Manufacturing and Supply"), relies on Tiro's research and development staff, many of whom are previous employees of Lamaur, for development of new products. Prior to the sale of its manufacturing facility to Tiro, Lamaur relied principally on its staff in connection with formulating new products.

     Lamaur recorded $1.0 million on research and development expenses in 1999 and 1998 and, because of its manufacturing agreement with Tiro, incurred no research and development expenses in 2000.

Manufacturing and Supply

     In conjunction with the sale of the manufacturing facility to Tiro, Lamaur entered into a three year manufacturing agreement with Tiro that expires December 31, 2002. The manufacturing agreement provides that Tiro will be the exclusive manufacturer of Lamaur's current hair care products. As part of its manufacturing agreement, Lamaur's inventory is stored in approximately 50,000 square feet of warehouse space at the Tiro facility in Fridley, Minnesota.

     Under the manufacturing agreement with Tiro, Lamaur purchases packaging materials from third-parties and Tiro purchases the chemicals used in production of Lamaur's products from third-parties, including alcohol, surfactants, fragrances and propellants. Lamaur requires a wide variety of packaging materials and compounds including containers such as aerosol cans, corrugated boxes and plastic containers, container caps, tops, valves and labels to produce its products. Packaging materials and compounds are available from several domestic suppliers. Lamaur is not dependent on the availability of supplies from any single source. While at times the hair care industry has experienced shortages of raw materials, Lamaur does not anticipate any difficulty in obtaining adequate supplies of raw materials to meet its needs. Similarly, while the industry has, from time to time, experienced raw material cost increases, Lamaur believes Tiro has been and remains able to purchase chemicals used in the production of Lamaur's products at competitive prices from readily available sources.

     Lamaur carries a significant amount of inventory to meet customer demand. During 2000, Lamaur has held up to 22% of its net sales in inventory. Lamaur currently ships its products via third-party common carriers.

     Environmental Matters

     Lamaur's operations are subject to a wide range of federal, state and local regulations. These regulations include the applicable cosmetic purity and labeling requirements prescribed by the Federal Food, Drug and Cosmetic Act, the applicable labeling provisions of the Fair Packaging and Labeling Act and the handling and disposal of hazardous wastes regulations contained in applicable environmental laws. Aerosol-based products are subject to state regulation in California relating to permissible levels of volatile organic compounds. Since Lamaur no longer is a manufacturer, Lamaur does not expect that compliance with these standards will adversely affect its revenues or operations in 2001.

     DowBrands Inc. has agreed, for a period of eight years from November 15, 1995, (but only until May 15, 1996, with respect to any asbestos related matters) to indemnify Lamaur against environmental liabilities in excess of $150,000 arising from events that occurred prior to the acquisition of the Fridley manufacturing facility by Lamaur. Lamaur sold this facility to Tiro in December 1999.

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

Intellectual Property

     Lamaur markets its products under a number of trademarks and trade names registered in the United States and many foreign countries and seeks to register significant trademarks and trade names as it commences operations or marketing activities. Lamaur's principal trademarks include B in10se(TM), Willow Lake(R), Salon Style(R) and Style(R). Lamaur believes its position in the marketplace is significantly dependent upon the goodwill engendered by its trademarks and trade names, and therefore considers trademark protection to be material to its business. Lamaur vigorously defends its trademarks and trade names.

     Lamaur owns two patents it considers material to its ongoing operations: a patent for shampoo and conditioning composition and the method of making the same and a patent for the composition for inhibition of corrosion in galvanized steel cans. The former is used in Lamaur's 2-in-1 shampoo plus conditioner product and expires on September 6, 2011. The latter is used in Lamaur's 80% volatile organic compound compliant hair spray products and expires on October 31, 2012. Lamaur also licenses these and other patents to third parties and owns another patent which currently is not in use. Lamaur is party to a license agreement with Intertec, Ltd., an affiliate of Lamaur, but does not pay any royalties under this license agreement and does not anticipate doing so in the future.

Competition

     The markets for Lamaur's products are competitive and sensitive to changing consumer needs and preferences. They are characterized by frequent introductions of new products, often accompanied by major advertising and promotional activities.

     There have been significant changes in the personal care products market during the past several years. The cost of goods and marketing expense in the hair care segment has been rising steadily for several years. The result has been an erosion in profit margins among the industry's competitors generally.

     Lamaur competes primarily on the basis of product quality, price, marketing, and brand name recognition. As a result of competitive conditions in the industry which have adversely affected profit margins and growing consumer demand for greater product convenience and performance, the industry has been experiencing consolidation and globalization in the activities of its members. The hair care products market is dominated by large, multi-national corporations, all of which compete with Lamaur and have greater financial and other resources than those of Lamaur. Principal competitors include The Procter & Gamble Company, Unilever N.V., Bristol-Myers Squibb Company (Clairol), L'Oreal S.A. and Alberto-Culver Company.

Personnel

     As of March 15, 2001, Lamaur had 19 full-time and 2 part-time employees.

Item 2. PROPERTIES

     Lamaur's offices are located at 5601 East River Road, Fridley, Minnesota 55432. Lamaur leases its offices from Tiro pursuant to a lease which expires December 31, 2001. Lamaur believes that its leased facilities will be adequate for the foreseeable future.

Item 3. LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by Parsow Partnership Ltd. and Elkhorn Partners, on behalf of themselves, Lamaur, and a putative class of Lamaur stockholders, in the Delaware Court of Chancery in and for New Castle County alleging that Lamaur's Board of Directors breached their fiduciary duties to Lamaur and failed to disclose certain information in Lamaur's Proxy Statement for its stockholder meeting held in November 1998. Plaintiffs seek injunctive relief, damages, a rescission of all actions approved at the November 2, 1998 Annual Meeting and a revised Proxy Statement. Lamaur believes the lawsuit is without merit and is defending the action in the best interest of the stockholders. Minimal discovery has been conducted by the plaintiffs, including initial document demands to Lamaur and other defendants. No significant dates have been set in the litigation.

     Dominic LaRosa, Lamaur's former President and CEO - Lamaur Division commenced an arbitration action asserting a claim for severance payments against Lamaur in January 2000. Mr. LaRosa's employment with Lamaur terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with Lamaur on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of Lamaur. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from Lamaur. Lamaur has denied that it is liable to Mr. LaRosa for severance payments. An arbitration hearing was held on March 19-21, 2001, and, as of March 30, 2001, no decision had been rendered.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until February 1999, Lamaur's common stock was traded on the NASDAQ National Market. Lamaur's common stock is currently quoted on the NASD OTC Bulletin Board under the symbol "LMAR." The table below sets forth the range of the high and low closing sale prices, as reported by the NASD OTC BB:

                                  2000                        1999
                                  ----                        ----
                          High           Low           High            Low
First Quarter            $0.563        $0.156         $0.250         $0.063
Second Quarter            0.375         0.156          0.250          0.125
Third Quarter             0.300         0.200          0.219          0.063
Fourth Quarter            0.250         0.110          0.300          0.094


     As of March 19, 2001, the number of record holders of Lamaur's common stock was approximately 468 and DowBrands Inc. was the sole holder of record of Lamaur's Preferred Stock.

     Dividends are payable with respect to Lamaur's Series A Preferred Stock only to the extent (on an as-converted basis) that dividends are declared payable on Lamaur's common stock. Lamaur's Series B Preferred Stock is entitled to cumulative cash dividends at the rate of 8.0% per annum, payable quarterly ($400,000 annually). As of December 31, 2000 Lamaur is

$1,400,000 in arrears on the payment of dividends on its Series B Preferred Stock, all of which is owned by DowBrands.

     Lamaur does not anticipate paying any dividends on its common stock in the foreseeable future because the Board of Directors believes its earnings, if any, should be retained for the development of Lamaur's business. In addition, the terms of the Congress credit agreement restrict the payment of dividends, other than on Lamaur's Series B Preferred Stock.

Item 6. SELECTED FINANCIAL DATA

     Set forth below is selected financial data with respect to the statements of operations of Lamaur, for the twelve months ended December 31, 2000, 1999, 1998, 1997 and 1996, and the balance sheet data of Lamaur at December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                    2000           1999           1998         1997          1996
                                                    ----           ----           ----         ----          ----
                                                                 (In thousands, except per share data)
                                                                  -----------------------------------
Selected Statements of Operations Data:
Total Net Sales                                 $   24,846    $   50,208     $   74,043    $  118,475    $  117,083
Cost of Goods Sold                                  15,811        38,100         46,062        69,626        70,215
Gross Margin                                         9,035        12,108         27,981        48,849        46,868
Operating Expenses                                 12, 255        20,599         31,243        66,375        45,641
Loss on sale of manufacturing facility                 ---           623            ---           ---           ---
Gain on sale of professional salon brands              ---           ---          5,436           ---           ---
                                                ----------    ----------     ----------    ----------    ----------
Operating (Loss) Income                             (3,220)       (9,114)         2,174       (17,526)        1,227
Interest Expense                                       195         1,413          1,951         2,236         1,386
Other (Income) Expense                                (239)         (172)           432          (402)         (712)
                                                ----------    ----------     ----------    ----------    ----------
Net (Loss) Income                               $   (3,176)   $  (10,355)    $     (209)   $  (19,360)   $      553
                                                ==========    ==========     ==========    ==========    ==========
Basic (Loss) Income Per Common Share            $    (0.49)   $    (1.50)    $    (0.10)   $    (3.48)   $     0.07
                                                ==========    ==========     ==========    ==========    ==========
Weighted Average Common Shares                       7,263         7,168          5,854         5,685         4,557
     Outstanding - Basic (1)
Diluted (Loss) Income Per Common Share          $    (0.49)   $    (1.50)    $    (0.10)   $    (3.48)   $     0.06
                                                ==========    ==========     ==========    ==========    ==========
Weighted Average Common Shares                       7,263         7,168          5,854         5,685         5,609
     Outstanding - Diluted (1)

                                                                             At December 31,
                                                    2000           1999           1998          1997         1996
                                                    ----           ----           ----          ----         ----
     Balance Sheet Data
Working (Deficit) Capital                       $   (3,486)   $     (216)    $    2,116    $   15,794    $  26,126
Total Assets                                         8,857        12,771         36,712        58,326       61,566
Long-Term Debt, less Current Portion                     9           ---          8,290        24,046       14,473
Stockholders' (Deficit) Equity                      (2,950)          677         11,246        10,949       30,252

- -----------------------------
(1) In accordance with SEC Staff Accounting Bulletin 98, when computing basic and diluted earnings per share, all common stock, options, and warrants that were issued for nominal consideration during periods prior to the initial public offering have been considered as outstanding for all historical periods presented.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Lamaur's net sales for 2000 were $24.8 million compared with $50.2 million in 1999, a decrease of 50.5%. Net sales in 1998 were $74 million. The sale of Lamaur's custom manufacturing division and manufacturing facility to Tiro in December 1999 accounts for approximately $20 million of this net sales decline. Some residual custom manufacturing sales were recorded in 2000 arising from orders received in late 1999 that were shipped in early 2000. The balance of the decrease is due to the decline in sales of Lamaur's Willow Lake(R) and Style(R) retail brands, which more than offset the sales increase of Salon Style(R). The total decrease of retail brand sales in 2000 compared with 1999 was $5.7 million or 19.8%. Sales declines were caused by the elimination of certain unprofitable customer promotional arrangements, loss of distribution of certain accounts and periodic price concessions granted to certain customers to assure continued distribution.

     Gross margin as a percent of net sales improved to 36.4% in 2000 compared with 24.1% in 1999 and 37.8% in 1998, largely as a result of the sale of the low margin custom manufacturing division in December 1999. Additionally, Lamaur's manufacturing agreement with Tiro began in December 1999. This agreement provides Lamaur with fixed costs for manufacturing its products through December 2002 and has enabled Lamaur to stabilize its cost of goods expense across all product lines.

     Selling, general and administration expenses were $12.3 million or 49.3% of net sales for 2000 as compared with $20.6 or 41.0% of net sales for 1999, a decrease of $8.3 million, but an increase as a percentage of net sales of 8.3%. The decrease was a result of the elimination of operating costs from the operation of Lamaur's former manufacturing facility (sold to Tiro in December
1999), reduced marketing expense of $2.6 million and reduced freight and brokerage costs as a result of the decrease in sales. In addition, personnel, travel and other expenses declined as a result of the Lamaur's cost-cutting efforts.

     In 2000 Lamaur decreased its overall marketing expenses, which, as a percentage of retail brand net sales were 24.0%, 28.1% and 26.2% for 2000, 1999 and 1998, respectively. Lamaur reduced marketing expenses for retail brands which have continued to experience sales declines. The lower level of marketing support in 2000 was a result of Lamaur's limited working capital.

     Interest expense decreased to $195,000 in 2000 compared to $1.4 million in 1999 and $2.0 million in 1998. This decrease is principally attributable to lower borrowings under Lamaur's revolving line of credit with Congress.

     In 2000, Lamaur reported other income of $239,000, principally from creditors who, in November 2000, agreed to amend the Forbearance Agreement they originally entered into in January 2000. In 1999, Lamaur reported other income of $172,000, consisting primarily of warehouse rental income and a refund relating to the sale of the salon brands. In 1998, Lamaur reported other expense of $432,000 which related to various charges from the revolving loan agreement with Norwest Business Credit, Inc.

     As a result of the foregoing, the net loss for 2000 was $3.2 million compared with $10.4 million in 1999, a decrease of 69.3%.

     The impact of inflation on operations has not been significant in the past few years due to the relatively low inflation that has been experienced throughout the United States. Raw material costs, labor costs and interest costs are important components of Lamaur's costs. Increased operating costs are taken into consideration and increased pricing action is taken, where possible, within competitive and marketplace limitations.

Outlook

     Lamaur's outlook for its business in 2001 is mixed. Lamaur introduced a new product line, B in10se(TM), in January 2001. B in10se(TM) is a shampoo and styling aids product line targeted to consumers younger than those in Lamaur's traditional consumer base. The line consists of highly innovative product formulations, is premium-priced and provides significantly greater gross margin than other Lamaur brands. Lamaur will support this brand with its first significant advertising campaign in several years.

     While Lamaur expects sales of the Willow Lake(R) product line to continue to decline, it forecasts increases for its Style(R) and Salon Style(R) lines as customer programs and new product plans begun in 2000 continue to develop. In July 2000, Lamaur aggressively positioned its Style(R) brand to the fast-growing dollar store market by pricing selected aerosol hairspray products to meet the dollar store market's targeted price point. While Lamaur obtained lower than average margin on these sales, it achieved substantial distribution and sales and expects that this customer program will continue to grow in 2001. New products in the Salon Style(R) line were introduced in the third quarter of 2000. Lamaur expects to benefit from 2001 sales of these items and from the planned introduction of new shampoo and conditioner formulas to the Salon Style(R) line in 2001 as well. Lamaur also anticipates additional sales increases from sales of B in10se(TM) products.

     In addition to promoting its existing brands and introducing the B in10se(TM) line, Lamaur is currently negotiating a number of new business arrangements. Lamaur expects to enter into a licensing agreement with a Hollywood celebrity hairstylist, who is anticipated to promote a new line of products on a large television shopping network beginning in May or June 2001. Lamaur is currently negotiating for exclusive North American distribution rights of a UK-based celebrity hairstylist's existing hair care product line that has been sold in one of the UK's leading retail chains for several years. Lamaur is also negotiating with a large Swiss company for the exclusive distribution of certain of that company's skin care products in North America. Lamaur expects that this distribution agreement, if completed, will provide it with an expanded base of skin care products to add to its hair care core business, creating greater reach for Lamaur in the personal care industry. Lamaur has not entered into definitive agreements for any of these proposed business arrangements. There is no guarantee that definitive agreements will be reached or that any or all of these arrangements will result in earnings for Lamaur.

     Lamaur also has entered into a direct distribution agreement with a major distributor headquartered in Moscow for distribution of Lamaur's products in Russia. Similar distribution arrangements are in place in Canada, Australia and certain South American countries. Current sales from these distribution agreements are minimal and there is no guarantee that they will ever become a significant.

     Lamaur anticipates that even moderate success of B in10se(TM) will allow it to report a profit for fiscal year 2001. However, if B in10se(TM) fails to achieve at least moderate success, Lamaur is not likely to continue as a going concern solely on the sales of its current product lines.

Financial Condition

     Lamaur's overall financial condition was poor in 2000. As of December 31, 2000, it had approximately $2.8 million in overdue payables to various unsecured creditors.

     Other than cash flows from operations, Lamaur's only other source of liquidity is its revolving line of credit with Congress. This revolving line of credit permits Lamaur to borrow up to $10.3 million or a lesser amount as determined by the borrowing base ($3.3 million was borrowed as of December 31, 2000) and provides for interest at prime plus .75%. On December 31, 2000, the interest rate was 10.25%. The revolving line of credit contains a covenant with respect to adjusted net worth. Lamaur was not in compliance with this adjusted net worth covenant as of December 31, 2000.

     Although Congress agreed to waive the adjusted net worth covenant until March 31, 2001, Lamaur did not receive a waiver from Congress beyond March 31, 2001 and, although it requested a new waiver beyond that date, there is no guarantee Congress will grant such a waiver. Lamaur is not in compliance with the adjusted net worth covenant as of April 1, 2001 and Congress may, at its option, accelerate all amounts due under the revolving line of credit. If Congress were to accelerate all amounts due under the revolving line of credit, Lamaur would likely be forced to cease operations.

     While Lamaur anticipates that its cash flows from operations and borrowings from Congress will be sufficient to fund its day-to-day operating expenses and material commitments during the next twelve months, if its new B in10se(TM) product line or other proposed business arrangements are not successful, it may not be able to continue its payments to its unsecured creditors under the forbearance agreements, as amended, service its debt to Congress and otherwise continue as a going concern. Lamaur would likely encounter difficulty obtaining new credit facilities if its current revolving line of credit with Congress were accelerated or otherwise terminated.

     However, Lamaur believes that sales of new products, the reduction of expenses from transferring manufacturing to Tiro, the reduction in personnel, the generation of cash from the sale of the manufacturing facility and custom manufacturing division and the forbearance agreement with creditors present an opportunity for Lamaur to achieve profitability.

Forward Looking Statements

     Certain of the statements contained in this Report on Form 10K, including those under "Outlook" and "Financial Condition," including its expectations with respect to sales in its various product lines, are forward-looking. While Lamaur believes that these statements are accurate, Lamaur's business is dependent upon general economic conditions and various conditions specific to its industry and future trends and these factors could cause actual results to differ materially from the forward looking statements that have been made. In particular:

     o While Lamaur is anticipating growth of its Style(R) and Salon Style(R) lines, if customer programs and new products begun in 2000 are not successful or cannot be continued, either would be likely to have an adverse impact of Lamaur's sales.

     o Although Lamaur expects that the new B in10se(TM) product line will be successful, its success may be limited or it may not succeed because of generally poor economic conditions, lack of capital to promote and market the brand and intense competition in the hair care industry generally.

     o Final agreements with the celebrity hairstylists and for distribution of the Swiss company's products may not be reached.

     o While Lamaur has entered into distribution agreements in Russia, Canada, Australia and certain South American countries, current sales from these distribution agreements are minimal and there is no guarantee that they will ever become significant. Future sales in these countries, if any, will likely depend on the general economic and political climate and various other factors in each country, many of which are beyond Lamaur's control.

     o If Congress refuses to grant Lamaur a new waiver of the adjusted net worth covenant or accelerates the debt owed under the revolving line of credit, Lamaur will likely be forced to cease operations.

     o Lamaur may be unable to generate sufficient cash to pay its unsecured creditors who are party to the forbearance agreements, as amended.

Lamaur disclaims any obligation to update any forward looking statements.

Recently Issued Accounting Standards

     On January 1, 2001, Lamaur adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that it has no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Lamaur's policy is to not use free-standing derivatives and not to enter into contracts with terms that cannot be designated as normal purchases or sales.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At December 31, 2000, Lamaur had no market risk sensitive instruments which require disclosure under Item 7A.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)  Index to Financial Statements Page

     THE LAMAUR CORPORATION

     Independent Auditors' Report............................................F-1

     Balance Sheets as of December 31, 2000 and 1999.........................F-2

     Statements of Operations for the Years Ended
          December 31, 2000, 1999, and 1998..................................F-3

     Statements of Changes in Stockholders' (Deficit) Equity for the
          Years Ended December 31, 2000, 1999, and 1998......................F-4

     Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999, and 1998..................................F-5


     Notes to Financial Statements for Years
          December 31, 2000, 1999, and 1998..................................F-7

     Schedule II - Valuation and Qualifying Accounts and Reserve............F-21


(b)  Supplemental Financial Information

                      Unaudited Quarterly Operating Results
                     (in thousands except per share amounts)

                                                                 Quarter Ended
                                              --------------------------------------------------
                                               March 31     June 30       Sept 30        Dec 31
- --------------------------------------------- ---------    --------      ---------      --------
                    2000
Revenues                                      $   7,974    $  5,997      $   6,257      $   4,618
Gross Margins                                     2,712       2,044          2,733          1,546
Operating Loss                                     (463)       (494)          (124)        (2,139)
Net Loss                                           (463)       (340)          (183)        (2,190)

Basic Net Loss per Share                      $    (.08)   $   (.06)     $    (.04)     $    (.31)
Diluted Net Loss per Share                    $    (.08)   $   (.06)     $    (.04)     $    (.31)

                    1999
Revenues                                      $  13,047    $ 16,751      $  10,131      $  10,279
Gross Margins                                     4,273       4,575          2,309            951
Operating Loss                                   (1,006)       (551)        (2,503)        (5,054)
Net Loss                                         (1,280)       (870)        (2,809)        (5,396)

Basic Net Loss per Share                      $    (.21)   $   (.13)     $    (.40)     $    (.76)
Diluted Net Loss per Share                    $    (.21)   $   (.13)     $    (.40)     $    (.76)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENT DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001, to be filed with the Securities and Exchange Commission (the "Commission") on or before April 16, 2001, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The information set forth under the captions "Compensation of Directors and Executive Officers," "Summary Compensation Table," "Option Grants in Last Fiscal Year," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Employment Contracts and Termination of Employment and Change of Control Arrangements," "Election of Directors - Compensation of Directors", and "Stock Performance Graph" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001, to be filed with the Commission on or before April 16, 2001, is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions "Stock Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001, to be filed with the Commission on or before April 16, 2001, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Certain Relationships and Related Transactions" in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 16, 2001, to be filed with the Commission on or before April 16, 2001, is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

     See Index in Item 8.

(b)  Reports on Form 8-K.

     None.

(c)  List of Exhibits.

     Exhibit        Description                                    Exhibit Number or Incorporation by Reference
     Number         Description                                    Reference to:
     ------         -----------                                    --------------------------------------------
     3(i)           Restated Certificate of Incorporation          Form S-1 Registration Statement (File No.
                                                                   333-2722).
     3(ii)          By-Laws                                        Attached hereto as Exhibit 3(ii).
     4.1            Specimen Copy of Stock Certificate for         Form S-1 Registration Statement (File No.
                    shares of Common Stock.                        333-2722) filed May 20, 1996.
     10.1           License Agreement by and between Registrant    Form S-1 Registration Statement (File No.
                    and Intertec Ltd., dated May 5, 1993.          333-2722).
     10.2           Asset Purchase Agreement by and between        Definitive Proxy Statement on Form 14A filed
                    Lamaur and Tiro dated September 28, 1999.      October 28, 1999.
     10.3           Manufacturing Agreement by and between         Attached hereto as Exhibit 10.3. (Portions of
                    Lamaur and Tiro dated September 28, 1999.      this agreement have been omitted pursuant to
                                                                   a confidential treatment request.)
     10.4           1996 Stock Incentive Plan of the Registrant.   Form S-1 Registration Statement (File No.
                                                                   333-2722).
     10.5           1996 Stock Incentive Plan for Non-Employee     Form S-1 Registration Statement (File No.
                    Directors and Advisory Board Members of the    333-2722).
                    Registrant.
     10.6           1996 Non-Qualified Stock Option Plan of the    Form S-1 Registration Statement (File No.
                    Registrant.                                    333-2722).
     10.7           1997 Stock Plan                                Form S-8 Registration Statement (File No.
                                                                   333-26811).
     10.8           Form of Stock Grant Agreement (Non-Plan)       Annual Report on Form 10-K for Fiscal Year
                                                                   Ended December 31, 1998.
     10.9           Form of Stock Grant Agreement (Plan)           Annual Report on Form 10-K for Fiscal Year
                                                                   Ended December 31, 1998.
     10.10          Loan and Security Agreement by and between     Quarterly Report on Form 10-Q filed August
                    Congress Financial Corporation and             16, 1999.
                    Registrant dated May 27, 1999.

     Exhibit        Description                                    Exhibit Number or Incorporation by Reference
     Number         Description                                    Reference to:
     ------         -----------                                    --------------------------------------------
     10.11          Employment Agreement between Registrant and    Attached hereto as Exhibit 10.11.
                    Lawrence Pesin, made as of December 7, 1999.
     10.12          Employment Agreement between Registrant and    Attached hereto as Exhibit 10.12.
                    Jay Olson, made as of May 3, 2000.
     10.13          Employment Agreement between Registrant and    Attached hereto as Exhibit 10.13.
                    Bruce McQuiston, made as of May 2, 2000.
     10.14          Congress Financial Corporation Waiver of       Attached hereto as Exhibit 10.14.
                    Default dated February 20, 2001.
     10.15          Lease Agreement between Tiro and Lamaur.       Attached hereto as Exhibit 10.15.
     10.16          Forbearance Agreement by and between           Annual Report on Form 10-K for Fiscal Year
                    Registrant and the Committee of Unsecured      Ended December 31, 1999.
                    Creditors, made as of March 10, 2000
     10.17          First Amendment to Forbearance Agreement by    Attached hereto as Exhibit 10.17.
                    and between Registrant and the Committee of
                    Unsecured Creditors, made as of November 20,
                    2000
     10.18          Security Agreement by and between Registrant   Attached hereto as Exhibit 10.18
                    and the Committee of Unsecured Creditors,
                    made as of March 10, 2000
     10.19          Subordination Agreement by and between         Attached hereto as Exhibit 10.19
                    Congress Financial Corporation and Committee
                    of Unsecured Creditors, made as of February
                    29, 2000
     10.20          Amendment No. 1 to Subordination Agreement     Attached hereto as Exhibit 10.20
                    by and between Congress Financial
                    Corporation and Committee of Unsecured
                    Creditors, made as of January 26, 2001
     10.21          Form of Forbearance Agreement                  Attached hereto as Exhibit 10.21
     23.1           Consent of Deloitte & Touche LLP.              Attached hereto as Exhibit 23.1.

2.   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE LAMAUR CORPORATION
                                            (Registrant)

                                       /s/ Lawrence Pesin
                                       -----------------------------------------
DATE:    April 2, 2001                 LAWRENCE PESIN
                                       Chairman of the Board and
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                     Title                                Date
         ---------                                     -----                                ----
/s/ Lawrence H. Pesin                     Chairman of the Board and Chief
- ------------------------------------      Executive Officer                             April 2, 2001
LAWRENCE H. PESIN                         (Principal Executive Officer)


/s/ Jay Olson                             Vice President, Finance
- ------------------------------------      (Principal Financial and Accounting           April 2, 2001
JAY OLSON                                 Officer)

/s/ Harold M. Copperman
- ------------------------------------      Director                                      April 2, 2001
HAROLD M. COPPERMAN

/s/ Perry D. Hoff
- -----------------------------------       Director                                      April 2, 2001
PERRY D. HOFF

                          INDEPENDENT AUDITORS' REPORT

The Lamaur Corporation:

     We have audited the accompanying balance sheets of The Lamaur Corporation ("Lamaur") as of December 31, 2000, and 1999, and the related statements of operations, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Lamaur's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Lamaur as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying financial statements have been prepared assuming that Lamaur will continue as a going concern. As discussed in Note 2 to the financial statements, Lamaur's recurring losses from operations and its inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
April 2, 2001

                             THE LAMAUR CORPORATION
                                 BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                              December 31,
                                                                                    -----------------------------
                                                                                         2000           1999
                                                                                    ------------    -------------
ASSETS
Current Assets:
     Cash and cash equivalents (Note 3)                                             $        124    $        360
     Accounts receivable, net (Note 4)                                                     1,997           5,974
     Inventories (Note 5)                                                                  5,694           5,286
     Prepaid expenses and other current assets                                               497             258
                                                                                    ------------    ------------

         Total Current Assets                                                              8,312          11,878

Property and Equipment, Net (Note 6)                                                         409             663

Other Assets                                                                                 136             230
                                                                                    ------------    ------------

     Total Assets                                                                   $      8,857    $     12,771
                                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities:
     Accounts payable (Note 2)                                                      $      5,292    $      8,020
     Accrued expenses                                                                        788           1,833
     Accrued salaries, wages and employee-related expenses                                   950           1,230
     Dividends payable (Note 8)                                                            1,400           1,000
     Current portion of long-term debt (Note 7)                                            3,368              11
                                                                                    ------------    ------------

         Total Current Liabilities                                                        11,798          12,094

Long-Term Debt (Note 7)                                                                        9

Commitments and Contingencies (Notes 12 and 13)

Stockholders' (Deficit) Equity (Note 8):
     Preferred stock, $.01 par value, 4,000,000 shares authorized:
         Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at December 31, 2000 and 1999.
              ($10.0 million liquidation preference)                                       8,500           8,500
         Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at December 31, 2000 and 1999.
              ($5.0 million liquidation preference)                                        5,000           5,000
     Common stock, $.01 par value, 12,000,000 shares authorized, 7,081,973 and
         7,422,571 shares issued and outstanding at December 31, 2000 and 1999,
         respectively                                                                         71              74
     Additional paid-in-capital                                                           19,679          20,127
     Stock subscriptions receivable                                                          (50)            (50)
     Accumulated deficit                                                                 (36,150)        (32,974)
                                                                                    ------------    ------------

         Total Stockholders' (Deficit) Equity                                             (2,950)            677
                                                                                    ------------    ------------

     Total Liabilities and Stockholders' (Deficit) Equity                           $      8,857    $     12,771
                                                                                    ============    ============

                             THE LAMAUR CORPORATION
                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                Years Ended
                                                                                December 31,
                                                                    ----------------------------------
                                                                      2000         1999         1998
                                                                    --------    ---------    ---------
Net Sales                                                           $ 24,846    $  50,208    $ 74,043

Cost of Goods Sold                                                    15,811       38,100       46,062
                                                                    --------    ---------    ---------

Gross Margin                                                           9,035       12,108       27,981

Selling, General and Administrative Expenses                          12,255       20,599       31,243

Loss on sale of manufacturing facility (Note 1)                           -           623           -

Gain on sale of professional salon brands (Note 1)                        -            -         5,436
                                                                    --------    ---------    ---------

Operating (Loss) Income                                               (3,220)      (9,114)       2,174

Interest Expense                                                         195        1,413        1,951

Other (Income) Expense                                                  (239)        (172)         432
                                                                    --------    ---------    ---------

Net Loss                                                              (3,176)     (10,355)        (209)

Dividends on Series B Preferred Stock                                   (400)        (400)        (400)
                                                                    --------    ---------    ---------

Net Loss Available to Common Shareholders                           $ (3,576)   $ (10,755)   $    (609)
                                                                    ========    =========    =========

Basic Loss per Common Share                                         $  (0.49)   $   (1.50)   $   (0.10)
                                                                    ========    =========    =========

Weighted Average Common Shares Outstanding - Basic                     7,263        7,168        5,854
                                                                    ========    =========    =========

Diluted Loss per Common Share                                       $  (0.49)   $   (1.50)   $   (0.10)
                                                                    ========    =========    =========

Weighted Average Common Shares Outstanding - Diluted                   7,263        7,168        5,854
                                                                    ========    =========    =========

                             THE LAMAUR CORPORATION
             STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                          Additional Stock     Accumu-
                         Series A          Series B                        Paid-in Subscription lated
                      Preferred Stock   Preferred Stock   Common Stock     Capital Receivable  Deficit    Total
                     ----------------- ---------------- ----------------- -------- --------- --------   --------
                      Shares   Amount   Shares   Amount  Shares   Amount
                     -------- -------- ------- -------- -------- --------
Balance
December 31, 1997       1,000 $  8,500     764 $  5,000    5,748 $     57 $ 19,852 $    (50) $(22,410)  $ 10,949

Issuance of common
stock                       -        -       -        -      192        2      904        -         -        906

Dividends on
preferred stock             -        -       -        -        -        -     (400)       -         -       (400)

Net loss                    -        -       -        -        -        -        -        -      (209)      (209)
                     -------- -------- ------- -------- -------- -------- -------- --------- --------   --------

Balance
December 31, 1998       1,000    8,500     764    5,000    5,940       59   20,356      (50)  (22,619)    11,246

Issuance of common
stock                       -        -       -        -    1,483       15      171        -         -        186

Dividends on
preferred stock             -        -       -        -        -        -     (400)       -         -       (400)

Net loss                    -        -       -        -        -        -        -        -   (10,355)   (10,355)
                     -------- -------- ------- -------- -------- -------- -------- --------- --------   --------

Balance
December 31, 1999       1,000    8,500     764    5,000    7,423       74   20,127      (50)  (32,974)       677

Repurchase of
common stock                -        -       -        -     (341)      (3)     (48)       -         -        (51)

Dividends on
preferred stock             -        -       -        -        -        -     (400)       -         -       (400)

Net loss                    -        -       -        -        -        -        -        -    (3,176)    (3,176)
                     -------- -------- ------- -------- -------- -------- -------- --------- --------   --------

Balance
December 31, 2000       1,000 $  8,500     764 $  5,000    7,082 $     71 $ 19,679 $    (50) $(36,150)  $ (2,950)
                     ======== ======== ======= ======== ======== ======== ======== ========= ========   ========

                             THE LAMAUR CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           Years Ended December 31,
                                                                    ------------------------------------
                                                                      2000          1999          1998
                                                                    --------     ---------     ---------
Cash Flows From Operating Activities:
Net Loss                                                            $ (3,176)    $ (10,355)    $    (209)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Loss on sale of manufacturing facility                            -           623             -
         Gain on sale of professional salon brands                         -             -        (5,436)
         Noncash compensation expense                                      -           168             -
         Loss (gain) on disposal of property, plant and equipment          3           (31)           18
         Depreciation and amortization                                   357         2,248         2,177
         Effect of changes in:
              Receivables                                              3,977         4,270         6,323
              Inventories                                               (408)        2,683         3,264
              Prepaid expenses and other assets                         (239)          253           (58)
              Accounts payable                                        (2,728)       (1,436)       (4,936)
              Accrued expenses                                        (1,325)          (58)       (3,018)
                                                                    --------     ---------     ---------

         Net cash used in operating activities                        (3,539)       (1,635)       (1,875)

Cash Flows From Investing Activities:
     Proceeds from sale of property, plant and equipment                   1            48            11
     Net proceeds from sale of manufacturing facility                      -        13,121             -
     Net proceeds from sale of professional salon brands                   -             -        10,018
     Additions to property, plant and equipment                            -          (293)         (505)
                                                                    --------     ---------     ---------

         Net cash provided by investing activities                         1        12,876         9,524

Cash Flows From Financing Activities:
     Borrowings (repayments) under revolving credit agreements,
         net                                                           3,345        (1,261)      (10,254)
     Borrowings of long-term debt                                          -             -         2,875
     Repayments of long-term debt                                        (12)      (10,044)       (6,196)
     Payment of loan fees                                                  -          (162)            -
     (Repurchase) proceeds from sales of common stock, net               (31)           18            29
                                                                    --------     ---------     ---------

         Net cash provided by (used in) financing activities           3,302       (11,449)      (13,546)
                                                                    --------     ---------     ---------

Net Decrease in Cash and Cash Equivalents                               (236)         (208)       (5,897)

Cash and Cash Equivalents at Beginning of Period                         360           568         6,465
                                                                    --------     ---------     ---------

Cash and Cash Equivalents at End of Period                          $    124     $     360     $     568
                                                                    ========     =========     =========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during period for interest                           $    194     $   1,416     $   2,354

                                                                           Years Ended December 31,
                                                                    ------------------------------------
                                                                      2000          1999          1998
                                                                    --------     ---------     ---------

Noncash investing and financing activities:
     Capital lease obligations entered into                         $     13     $       -     $      57
     Dividends payable on preferred stock                                400           400           400
     Exchange of related party note payable for common stock              20             -           877
     Repayment of Wells Fargo debt by Congress                             -        14,089             -
     Fees associated with debt refinancing paid by Congress                -           441             -
     Assumption of capital lease obligations by Tiro                       -           765             -

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
- --------------------------------------------------------------------------------

1.   ORGANIZATION AND OPERATIONS

     The Lamaur Corporation ("Lamaur") develops, formulates, manufactures, and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, and other styling aids, for the consumer market and, until July 1998, the professional hair care market. Lamaur was incorporated under the laws of the State of Delaware on January 4, 1996. Lamaur's predecessor, Electronic Hair Styling, Inc., was incorporated under the laws of the State of Washington on April 1, 1993 and, effective March 18, 1996, it merged with Lamaur to accomplish a Delaware reincorporation. On November 15, 1995, as a result of the acquisition of the Personal Care Division of DowBrands Inc. (an affiliate of The Dow Chemical Company), Lamaur became a successor to a business started in 1930 which, prior to its acquisition by DowBrands in 1987, was known as Lamaur Inc. Lamaur's initial public offering took place on May 23, 1996. On March 26, 1997, Lamaur changed its name from Electronic Hair Styling to The Lamaur Corporation.

     On December 22, 1999, Lamaur completed the sale of its manufacturing facility in Fridley, Minnesota, including real and personal property, to Tiro Industries, Inc. ("Tiro") for a sales price of $13.25 million and the assumption of approximately $765,000 in lease obligations, thus achieving the Lamaur's planned strategy to improve asset liquidity. In conjunction with this sale, Lamaur recorded a pre-tax loss of $0.6 million. Proceeds were used primarily to pay down borrowings under Lamaur's credit agreement. Lamaur has continued its development, sales and marketing operations in a portion of the Fridley facility as a tenant of Tiro for a term of two years pursuant to a lease. Lamaur retained ownership of personal property necessary for its operations. Tiro is obligated to manufacture products for Lamaur for three years from the closing date pursuant to a manufacturing agreement.

     In July 1998, Lamaur sold its professional salon brands and related inventory to Zotos International, Inc., a subsidiary of Shiseido Co., Ltd., Tokyo, Japan ("Zotos") for net proceeds of $10.0 million. In conjunction with this sale, Lamaur recorded a pre-tax gain of $5.4 million. Proceeds were used primarily to pay down borrowings under Lamaur's credit agreement with Norwest Business Credit, Inc. and to pay down extended accounts payable.

2.   MANAGEMENT'S PLANS REGARDING OPERATING LOSSES AND EXTENDED CREDITOR
     OBLIGATIONS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the years ended December 31, 2000 and 1999, Lamaur incurred net losses of $3.2 million and $10.4 million, respectively. Furthermore, Lamaur had negative cash flows from operating activities of approximately $3.5 million in 2000. These factors, among others, may indicate that Lamaur will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should Lamaur be unable to continue as a going concern. As described in Note 7, Lamaur is not in compliance with its net worth covenant on its revolving loan and, because the lender only agreed to waive the provision through March 31, 2001, the balance of the revolving loan, $3.3 million, has been classified as a current liability.

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------


     Lamaur's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its current obligations as they become due, to comply with the payment terms of the forbearance agreement with its unsecured creditors, to comply with the terms and conditions of its credit facility with Congress and to attain sales and operating levels to be profitable.

     Management's plans regarding operating losses and its plans concerning the above matters are presented below:

     On December 22, 1999, Lamaur completed the sale of its manufacturing facility in Fridley, Minnesota. Concurrently, to reduce long-term debt obligations and interest expense, in accordance with Lamaur's agreement with its lender, approximately $11.5 million of the net proceeds from the sale of the manufacturing facility were used to pay off Lamaur's term and revolving loans with Congress.

     As of December 31, 2000, Lamaur had $3.3 million outstanding under its revolving loan facility with Congress.

     Lamaur reduced its fixed overhead significantly as a result of the sale of the manufacturing facility. Lamaur restructured its operations and reduced the number of employees from 220 to a core group of 20. The reductions were principally in the production, research and development, purchasing, and administrative areas.

     Lamaur's headquarters are located in a portion of Tiro's facility (10,440 square feet) pursuant to a two year lease which expires December 31, 2001.

     In January 2000, Lamaur assisted certain key creditors in the formation of a creditors committee to negotiate a payment plan for Lamaur's obligations to its creditors (except Congress). In the first quarter of 2000, members of the creditors committee and most of Lamaur's creditors signed forbearance agreements whereby they agreed to forbear from exercising any remedies they may have against Lamaur as creditors until December 31, 2001. In addition, the creditors committee entered into a subordination agreement with Congress and a security agreement with Lamaur.

     Under these forbearance agreements, all of Lamaur's creditors were given the option of receiving a 100% payoff under the terms of the forbearance agreement or receiving 60% of the amount due in satisfaction of all amounts due immediately. Most of Lamaur's creditors agreed to the former, although Lamaur's largest creditor, Campbell Mithun Esty, did not agree to either, but has negotiated a similar payment plan with Lamaur.

     Lamaur negotiated terms of an amended forbearance agreement with the creditors committee in November, 2000. Pursuant to the amendment, members of the creditors committee and most creditors agreed to be paid 2.75% of the amounts due on a monthly basis until December, 2001, when a final 19.25% balloon payment is required to be made. As a result of the amendment, Lamaur was able to use the working capital that would have been used for the balloon payment required under the original forbearance agreement due on January 2, 2001 to launch the B in10se(TM) product line.

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

     Lamaur had extended payables to its unsecured creditors of approximately $2.8 million at December 31, 2000. The amended forbearance agreement now provides for a 100% payment plan through December 31, 2001 to the creditors who sign the forbearance agreement. No assurance can be given, however, that payments can continue to be made under the payment plan to creditors or that creditor actions will not result in collection actions or litigation, which would have a material adverse effect on Lamaur.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in Lamaur's financial statements include the allowances for doubtful accounts, sales returns and cash discounts, lower of cost or market write down on inventory, accrued coupon redemption reserve, accrued market development reserve, accrued employee benefits, and employee stock option and stock purchase plan pro forma disclosures. Actual results could differ from those estimates.

     Revenue recognition policy - Lamaur recognizes revenue when title passes, normally when the customer receives the product.

     Cash Equivalents - Lamaur considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

     Accounts Receivable, net includes an allowance for doubtful accounts.

     Inventories are stated at the lower of weighted average cost or market.

     Property and Equipment is recorded at cost and is being depreciated using the straight-line method over the estimated useful lives of the related assets which range from 3 to 10 years for machinery, equipment and furniture. Lamaur evaluates the recoverability of long-lived assets using discounted cash flows when events and circumstances warrant such review.

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

     Stock-Based Compensation - Lamaur applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" to its stock option and other stock-based employee compensation awards. The disclosure of the pro forma net income and pro forma earnings per share under the fair value method of SFAS 123 may be found in Note 8.

     Earnings Per Share - Basic EPS is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Lamaur's only potential dilutive items are stock options and convertible preferred stock. The treasury stock method is used to calculate dilutive shares, which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised. In loss years, diluted EPS equals basic EPS.

     Comprehensive Income - Comprehensive income equals net income.

     Fair Value of Financial Instruments - Accounting principles generally accepted in the United States require the disclosure of the fair value of certain financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Lamaur estimated fair values using appropriate valuation methodologies and market information available as of year end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that Lamaur could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, these fair values were estimated at year end, and current estimates of fair value may differ significantly from the amounts presented.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Accounts Receivable, Accounts Payable and Short-Term Borrowings - The carrying amount of these items approximates fair value.

     Debt - To estimate the fair value of debt, Lamaur uses those interest rates that are currently available to it for issuance of debt with similar terms and remaining maturities. At December 31, 2000 and 1999, the carrying value of debt approximated fair value.

     Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 2000 presentation. These reclassifications have no effect on net loss or stockholders' (deficit) as previously reported.

     New Accounting Principles - On January 1, 2001, Lamaur adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that those financial instruments be measured at fair value. The accounting for changes in fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined that it has no free-standing or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Lamaur's policy is to not use free-standing derivatives and not to enter into contracts with terms that cannot be designated as normal purchases or sales.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. Lamaur adopted the provisions of SAB

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact to the results of operations for the year ended December 31, 2000.

     In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 specifies classification guidelines for shipping and handling fees and costs incurred by sellers. Lamaur adopted the provisions of EITF 00-10 in the fourth quarter of 2000. Shipping costs of $1,887,000, $2,095,000, and $3,326,000 were incurred for each of the years ended December 31, 2000, 1999, and 1998, respectively. These amounts are classified as selling, general and administrative expenses on the accompanying statements of operations.

4.   ACCOUNTS RECEIVABLE

     Accounts Receivable include the following:

                                                               December 31,
                                                          --------------------
                                                           2000          1999
                                                          ------        ------
                                                              (In thousands)

Trade accounts receivable                                 $2,582        $5,957

Non-trade accounts receivable                                 20           708

Allowance for doubtful accounts and returns                 (605)         (691)
                                                          ------        ------

         Total                                            $1,997        $5,974
                                                          ======        ======

Write-offs of accounts receivable were $10,000, $36,000, and $128,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


5.   INVENTORIES

     Inventories include the following:

                                                              December 31,
                                                          -----------------
                                                            2000       1999
                                                          -------    ------
                                                           (In thousands)

Finished goods                                            $3,847     $3,340

Work in process                                               25         46

Raw materials                                              1,822      1,900
                                                          -------    ------

         Total                                            $5,694     $5,286
                                                          =======    ======

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

6.   PROPERTY AND EQUIPMENT

     Property and equipment consist or the following:

                                                               December 31,
                                                          ------------------
                                                            2000       1999
                                                          -------    -------
                                                            (In thousands)

Machinery, equipment & furniture                          $ 1,859    $ 1,855

Less accumulated depreciation                              (1,450)    (1,192)
                                                          -------    -------
         Total                                            $   409    $   663
                                                          =======    =======

7.   LONG-TERM DEBT

     Long-term debt includes the following:

                                                              December 31,
                                                          ------------------
                                                             2000        1999
                                                          -------    -------
                                                             (In thousands)

Revolving loan                                            $ 3,345    $     -

Promissory note                                                20          -

Obligations under capital leases                               12         11
                                                          -------    -------
         Total                                              3,377         11

Less current portion                                       (3,368)       (11)
                                                          -------    -------
Long-term portion                                         $     9    $     -
                                                          =======    =======

     Lamaur currently has a revolving loan facility with Congress. Under the terms of the revolving credit facility, Lamaur may borrow up to $10.3 million or a lesser amount as determined by the borrowing base ($3.3 million was borrowed at December 31, 2000). The borrowing base is defined in the revolving loan agreement and is comprised of a percentage of eligible receivables and inventory. This revolving loan facility is payable in full in May 2002. The interest rate on the revolving loan with Congress is prime plus 0.75% (10.25% at December 31, 2000). In May 2000, Lamaur paid the second half of the $200,000 closing fee incurred in conjunction with the Congress loan facility.

     The revolving loan with Congress is secured by virtually all of the assets of Lamaur. Additionally, the loan agreement restricts the payment of dividends other than on Lamaur's Series B Preferred Stock, restricts Lamaur's ability to incur additional indebtedness and requires Lamaur to comply with an adjusted net worth covenant. As of December 31, 2000, Lamaur was not in compliance with the net worth covenant in its credit facility. Lamaur obtained a waiver from Congress through March 31, 2001, and is currently

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------


negotiating new financial loan covenants. Because Congress only agreed to waive the covenant through March 31, 2001, the balance of the revolving loan, $3.3 million, has been classified as a current liability.

     The obligations under capital leases are at a fixed interest rate of 20.1% and are collateralized by equipment. Equipment under capital lease was $13,000 (net of $1,000 of accumulated depreciation) and $18,000 (net of $10,000 of accumulated depreciation) as of December 31, 2000 and 1999, respectively. Minimum payments on noncancellable operating lease obligations are for office space, autos, and office equipment. Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $131,000, $179,000 and $219,000, respectively.

     Future minimum principal payments on long-term debt, capital lease, and noncancellable operating lease obligations are as follows:

                                                 Principal Payments on        Minimum Payments on
                                              Long-Term Debt and Capital        Operating Lease
                  Year Ending                      Lease Obligations              Obligations
   ------------------------------------------ ---------------------------- ---------------------------
                                                                  (In thousands)
   2001                                                $  3,368                      $  88
   2002                                                       5                          -
   2003                                                       4                          -
                                                       --------                      -----

   Total minimum principal payments                    $  3,377                      $  88
                                                       --------                      -----

8.   STOCKHOLDERS' (DEFICIT) EQUITY

     Preferred Stock - Lamaur has authorized 4,000,000 shares of $.01 par value preferred stock, the terms of which are established at the time of issuance by the Board of Directors. In connection with the DowBrands acquisition described in Note 1, Lamaur issued one million shares of Series A convertible preferred stock ("Series A Preferred"). The Series A Preferred has a liquidation preference of $10.00 per share or $10.0 million in the aggregate and has dividend and voting rights equal to common stock on an as-converted basis. Each share of Series A Preferred is convertible into .660 shares of common stock at the option of the holder; however, if the trading price of the common equals or exceeds $21.21 per share for a 30-day trading period, Lamaur may force conversion.

     Also in connection with the DowBrands acquisition, Lamaur's Board of Directors authorized 763,500 shares of Series B convertible preferred stock ("Series B Preferred") which was issued in May 1996, upon conversion of a $5.0 million DowBrands Convertible Note. Series B Preferred bears an 8.0% per annum cumulative dividend, payable quarterly, has a liquidation preference of $6.55 per share or $5.0 million in the aggregate, has dividend and voting rights equal to common stock on an as-converted basis, and is redeemable at face value at the option of Lamaur in $1.0 million increments at any time. Each share of Series B Preferred is convertible into .660 shares of common stock at the option of the holder; however, if the trading price of the common equals or exceeds $21.21 per share for a 30-day trading period, Lamaur may force conversion. At December 31, 2000 and 1999, Lamaur was in arrears on its quarterly dividend payments by $1,400,000 and $1,000,000, respectively, on the Series B Preferred Stock.

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

     Stock Option Plans - Lamaur maintains four stock option plans for employees, consultants, directors, and advisory board members. These plans are the 1997 Stock Plan, 1996 Stock Incentive Plan, the 1996 Non-Qualified Stock Option Plan, and the 1996 Stock Incentive Plan for Non-Employee Directors and Advisory Board Members. Stock options under these plans are issued at an option price not less than market value on date of grant. At the 1999 annual meeting, Lamaur's stockholders approved an amendment to the 1997 Stock Plan increasing the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares. Total shares authorized under these four plans are 2,368,073; 130,825; 1,102 and 150,000, respectively. Total shares available for grant at December 31, 2000 under the four plans are 177,971; 64,275; 1,102 and 113,700, respectively. Options granted to directors and advisory board members generally vest one year from the date of grant, and options currently granted to employees and consultants generally vest monthly over two years. The 1996 Stock Incentive Plan also provides for the issuance of stock appreciation rights and restricted stock, none of which have been granted as of December 31, 2000.

     A summary of changes in common stock options during 1998, 1999, and 2000 is as follows:

                                                                     Weighted Average
                                                Number of Shares      Exercise Price
                                                ----------------  ---------------------
         Outstanding at December 31, 1997           1,239,451              $2.53
              Granted                                  76,300               2.41
              Canceled                               (213,879)              3.27
                                                   ----------

         Outstanding at December 31, 1998           1,101,872               2.51
              Granted                                 600,000               0.13
              Canceled                             (1,028,716)              2.41
                                                   ----------

         Outstanding at December 31, 1999             673,156               0.54
              Granted                                 710,000               0.16
              Canceled                                (68,406)              3.91
                                                   ----------

         Outstanding at December 31, 2000           1,314,750              $0.16
                                                   ==========

     During 1998, 16,000 options were canceled at exercise prices ranging from $3.63 to $4.25 per share and reissued at $2.25 per share. The reissued shares are included in the above table. Options exercisable at December 31, 2000 and 1999, were 475,703 and 72,230, respectively.

     The following table summarizes information about the four equity incentive plans at December 31, 2000:

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

                               Options Outstanding                             Options Exercisable
        -------------------------------------------------------------------  ----------------------------
                                      Weighted-Average
           Range of                       Remaining                                      Weighted-Average
           Exercise                    Contractual Life   Weighted-Average                   Exercise
            Prices         Number         (in years)       Exercise Price      Number         Price
        --------------- ------------- ------------------  -----------------  ----------  ----------------
          $0.13-0.16       1,310,000         3.00               $0.14           471,250      $0.14
             1.94                900         8.17                1.94               603       1.94
             4.25              3,850         6.66                4.25             3,850       4.25
                           ---------                                            -------
                           1,314,750                                            475,703
                           =========                                            =======

     Lamaur applies APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its fixed stock option plans and stock purchase plan. Accordingly, no compensation cost has been recognized for these stock-based compensation plans. Had compensation cost for Lamaur's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," Lamaur's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                     2000         1999         1998
                                                   -------      --------     --------
                                                         (In thousands, except per
                                                             share amounts)
         Net loss available to common
           shareholders:
              As reported                          $(3,576)     $(10,755)    $  (609)
                                                   =======      ========     =======
              Pro forma                             (3,639)      (10,801)    $(1,570)
                                                   =======      ========     =======

         Basic loss per common share:
              As reported                          $ (0.49)     $  (1.50)    $ (0.10)
                                                   =======      ========     =======
              Pro forma                              (0.50)     $  (1.51)    $ (0.27)
                                                   =======      ========     =======

         Diluted loss per common share:
              As reported                          $ (0.49)     $  (1.50)    $ (0.10)
                                                   =======      ========     =======
              Pro forma                              (0.50)     $  (1.51)    $ (0.27)
                                                   =======      ========     =======


     In determining the above pro forma amounts under SFAS 123, fair values for the fixed stock option plans are estimated on the date of grant using the Black-Scholes pricing model, with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 284%, 431%, and 333%; risk-free interest rates of 5.9%, 5.2%, and 4.5%; expected lives of 3.5 years, 6.0 years, and 6.5 years in 2000, 1999, and 1998 respectively; and no expected dividends. The assumptions and pro forma effects underlying the Employee Stock Purchase Plan are immaterial to the financial statements at December 31, 2000. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

     Employee Stock Purchase Plan - In 1997, Lamaur adopted the 1997 Employee Stock Purchase Plan. Under the terms of the plan, Lamaur is authorized to issue up to 400,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Employees can choose to have up to 20% of their annual base earnings withheld to purchase Lamaur's common stock. The purchase price of the stock is 85% of the fair market value of a share of Lamaur's common stock on the enrollment date or on the exercise date, whichever is lower. During 2000, there was no participation in this plan. During 1999, Lamaur sold 23,010 shares to employees.

     In May of 1999, the Board of Directors elected to suspend employees' option to participate in the plan, and therefore, Lamaur did not initiate a new offering period on June 1, 1999. Throughout 2000, the Board of Directors continued to elect suspension of the plan. The Board of Directors continues to evaluate this matter.

     Stock Subscription Receivable - In 1995, Lamaur issued 33,000 shares of common stock in exchange for a $50,000 note receivable. The note bears interest at 6% and is due July 2001 or 30 days after the sale of such common stock, whichever is earlier.

     Common Stock - During 2000, Lamaur repurchased 340,598 shares from former employees pursuant to the stock grant agreements under which the shares were originally issued. These shares were repurchased with the intent to retire them and, eventually, were retired in March 2001.

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

     In December 1999, Lamaur issued 90,000 shares of its common stock to two directors as part of their compensation.

9.   EMPLOYEE BENEFIT PLANS

     Lamaur established an Employee Savings Plan (401k) during 1996 covering substantially all employees. Company contributions to this plan are at the discretion of the Board of Directors, subject to certain limitations. Lamaur made no contributions to the plan during the years ending December 31, 2000, 1999, or 1998.

     Lamaur does not provide other post-retirement benefits to its employees.

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

10.  INCOME TAXES

     The (benefit) provision for income taxes has been offset by the change in the valuation allowance for the years ended December 31, 2000, 1999, and 1998. As future profits are not yet predictable, the utilization of net operating loss carryforwards is not determinable.

     A reconciliation of the provision for income taxes to the amount computed using U.S. federal statutory rates is as follows:

                                                                       2000         1999          1998
                                                                    --------      --------       -----
                                                                               (In thousands)
Benefit for income at U.S. federal statutory rates (34%)            $ (1,080)     $ (3,521)      $ (71)
Other items                                                               55          (195)        176
Change in Valuation allowance                                          1,025         3,716        (105)
                                                                    --------      --------       -----
Provision for income tax                                            $      -      $      -       $   -
                                                                    ========      ========       =====


     The significant components of deferred income taxes as of December 31 are as follows:

                                                                2000          1999
                                                              --------     --------
                                                                    (In thousands)
Tax effects of:
     Current deferred tax assets:
         Accounts Receivable, principally due to reserves     $    230     $    263
         Inventories, partially due to additional costs
           capitalized for tax purposes                            227          323
         Employee benefits                                         346          444
           Other                                                   115          196
                                                              --------     --------
                                                                   918        1,226
     Long-term deferred tax assets:
         Tax credits                                               104           82
         Federal and state operating loss                       11,371        9,995
         Property, plant and equipment                             113          178
                                                              --------     --------
                                                                11,588       10,255
                                                              --------     --------
     Gross deferred tax assets                                  12,506       11,481
     Valuation allowance                                       (12,506)     (11,481)
                                                              --------     --------

Net deferred taxes                                            $      -     $      -
                                                              ========     ========


     Due to Lamaur's net operating losses, Lamaur has not paid significant income taxes in 2000, 1999, or 1998. Lamaur has accumulated approximately $33.4 million of federal and state operating loss carryforwards (NOLs) at December 31, 2000. These NOLs expire periodically between the years 2009 and 2015.

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

11.  RELATED PARTY TRANSACTIONS

     Stock Repurchase - In July 2000, Lamaur repurchased 156,200 shares of its common stock from the Estate of Don G. Hoff at the fair market value of the stock on the date of the original grant, which approximated fair market value at the date of repurchase. In exchange, Lamaur entered into an agreement with the Estate of Don G. Hoff whereby Lamaur borrowed $19,525 at 9.00% interest. The note and interest thereon are payable upon demand of the lender.

     Promissory Note - In May 1993, Lamaur licensed its proprietary technology from Intertec Ltd., a limited partnership which is entirely owned by the estate of Mr. Don Hoff, Lamaur's late Chairman of the Board, and members of his immediate family, pursuant to an exclusive 30-year, nonassignable license agreement (the "License Agreement"). According to the terms of the License Agreement, Lamaur is required to pay a $1.0 million license fee, plus royalties, to Intertec Holdings, L.P. as agent for Intertec Ltd. Due to uncertainty regarding recoverability from future operations, the license fee was expensed in 1993. A note for the license fee ("Intertec Note") was payable in four equal annual installments of $250,000. The first installment was made in May, 1997. The balance of the note plus accrued interest was satisfied in March 1998.

     Lamaur is obligated to pay a royalty to Intertec Ltd. equal to (i) 1.0% of Lamaur's proceeds from any direct sales made by Lamaur of products, instruments or components using, or derived from, the technology, and (ii) 1.0% of the "revenue base" of Lamaur's sublicensees. The "revenue base" is the proceeds received by the sublicensees for their sales of` products using the technology. This royalty declines in steps as the revenue base increases, ultimately declining to 0.4% when cumulative sales from all products using Lamaur's technology reach $10.0 billion. No royalty fees have been earned or paid to date.

     Stock Purchase Agreement - In March 1996, Lamaur and Intertec Holdings, L.P. entered into a stock purchase agreement whereby Intertec Holdings, L.P. agreed to purchase from Lamaur, and Lamaur agreed to sell to Intertec Holdings, L.P. a total of 146,107 shares of common stock at $8.00 per share. Intertec Holdings, L.P. was obligated, subject to there being no event of default under Lamaur's loan agreements and certain other conditions, to purchase and pay for the shares in four equal annual installments, with the option of accelerating one or more purchases on 30 days' notice to Lamaur. In May 1997, Intertec acquired the fast installment of 36,526 shares of Lamaur's common stock based on $8.00 per share. In March 1998, Intertec Holdings, L.P. elected to acquire the remaining 109,581 shares of Lamaur's common stock at $8.00 per share thereby fulfilling its obligation to acquire a total of 146,107 shares.

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------


12.  LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by Parsow Partnership Ltd. and Elkhorn Partners, on behalf of themselves, Lamaur, and a putative class of Lamaur stockholders, in the Delaware Court of Chancery in and for New Castle County alleging that Lamaur's board of directors breached their fiduciary duties to Lamaur and failed to disclose certain information in Lamaur's Proxy Statement for its stockholder meeting held in November 1998. Plaintiffs seek injunctive relief, damages, a rescission of all actions approved at the November 2, 1998 Annual Meeting and a revised Proxy Statement. Lamaur believes the lawsuit is without merit and is defending the action in the best interest of the stockholders. Minimal discovery has been conducted by the plaintiffs, including initial document demands to Lamaur and other defendants. No significant dates have been set in the litigation.

     Dominic LaRosa, Lamaur's former President and CEO - Lamaur Division commenced an arbitration action asserting a claim for severance payments against Lamaur in January 2000. Mr. LaRosa's employment with Lamaur terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with Lamaur on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of Lamaur. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from Lamaur. Lamaur has answered the arbitration demand and has denied that it is liable to Mr. LaRosa for severance payments. An arbitration hearing was held on March 19-21, 2001 and, as of April 2, 2001, no decision had been rendered.

13.  COMMITMENTS AND CONTINGENCIES

     Lamaur has entered into various purchase and sales commitments and obligations in the ordinary course of business which management does not believe will have a material adverse effect on its financial position or results of operations.

14.  SEGMENT INFORMATION

     Lamaur's operating segments include the Retail Group and, until the December 1999 sale of the manufacturing facility, the Custom Manufacturing Group. Lamaur evaluates performance based on contribution before fixed expenses. The accounting policies of the segments are the same as those of Lamaur as described in Note 3.

     Lamaur does not allocate fixed expenses by segment for internal reporting or decision making purposes and therefore has not disclosed operating profit by segment. Until the sale of the manufacturing facility, the majority of Lamaur's fixed expenses were shared expenses of both reporting segments and consisted principally of administration and manufacturing overhead. Lamaur's products were manufactured on common production lines and therefore Lamaur did not analyze fixed assets or capital expenditures by segment.

     Lamaur's reportable segments had separate sales departments, and although the products are similar, they were sold and marketed differently. The Retail Group sells hair care products including shampoos, conditioners, hair sprays, and other styling aids. These products are distributed to consumer retail outlets. Products sold by the Retail Group require substantial marketing support to maintain their sales. Until December 1999, the Custom Manufacturing Group developed and formulated hair care, personal care, and

                             THE LAMAUR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (continued)
- --------------------------------------------------------------------------------

household products for third parties. This group was service oriented and no significant marketing was required to support its sales. During the year ended December 31, 2000, sales by the Custom Manufacturing Group primarily represent fulfillment of orders received prior to the sale of the manufacturing facility. Sales by the Custom Manufacturing Group ceased early in 2000.

     Following is the financial information related to Lamaur's segments:

                                                                  2000        1999       1998
                                                              ----------   ----------  --------
                                                                         (In thousands)
   Net sales
        Retail Group                                          $   23,011   $   28,681  $ 56,216
        Custom Manufacturing Group                                 1,835       21,527    17,827
                                                              ----------   ----------  --------

            Total net sales                                       24,846       50,208    74,043

   Profit before fixed expenses
        Retail Group                                               1,175        4,470    13,342
        Custom Manufacturing Group                                   123        5,307     4,634
                                                              ----------   ----------  --------
            Total profit before fixed expenses                     1,298        9,777    17,976

   Fixed expenses                                                  4,518       18,268    21,238
   Loss on sale of manufacturing facility                              -          623         -
   Gain on sale of professional salon brands                           -            -     5,436
                                                              ----------   ----------  --------
   Operating loss                                                 (3,220)      (9,114)    2,174
   Interest expense                                                  195        1,413     1,951
   Other (income) expense                                           (239)        (172)      432
                                                              ----------   ----------  --------

   Net loss                                                   $   (3,176)  $  (10,355) $   (209)
                                                              ==========   ==========  ========


     Lamaur sells the majority of its products to large U.S. retailers. Sales to Lamaur's largest retail customer were $6.3, $9.3, and $15.7 million in 2000, 1999, and 1998, respectively. Lamaur performs ongoing credit evaluations of its customers and generally does not require collateral. Lamaur maintains reserves for potential credit losses, which have been insignificant.

                             THE LAMAUR CORPORATION
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)
- --------------------------------------------------------------------------------

                                           Balance at     Additions         Additions           Balance
                                           Beginning   Charged to Cost     Charged to           at End
Description                                of Period    and Expenses      Other Accounts       of Period
- -----------                                ---------    --------------    --------------       ---------
Allowance for doubtful accounts:
  Year ended:
  ----------
  December 31, 2000                          $240           $   77           $   10(A)            $307
  December 31, 1999                          $225           $   51           $   36(A)            $240
  December 31, 1998                          $226           $  127           $  128(A)            $225

Reserve for sales returns and allowances:
  Year ended:
  ----------
  December 31, 2000                          $451           $1,634           $1,787               $298
  December 31, 1999                          $154           $2,582           $2,285               $451
  December 31, 1998                          $609           $2,950           $3,405               $154

- ----------------------
(A) Accounts determined to be uncollectable and charged off against reserve, net of recoveries