Form 10-Q
period 2001-03-31
LAMAUR CORP
filed 2001-05-15
CIK 1011154

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

                  For the quarterly period ended March 31, 2001

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

                                Yes [X]  No [_]

At April 30, 2001, there were 7,081,973 shares of the Registrant's $.01 par value Common Stock outstanding.

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

--------------------------------------------------------------------------------

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                 March 31, 2001

                                                                          Page
                                                                          ----
Part I - Financial Information

    Item 1.    Condensed Financial Statements (Unaudited)

           Balance Sheets as of March 31, 2001 and December 31, 2000        4

           Statements of Operations for the Three Months Ended
                 March 31, 2001 and 2000                                    5

           Statements of Cash Flows for the Three Months Ended
                 March 31, 2001 and 2000                                    6

           Notes to Condensed Financial Statements for the Three
                 Months Ended March 31, 2001 and 2000                       7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three
               Months Ended March 31, 2001 and 2000                        10


Part II - Other Information

    Item 1.    Legal Proceedings                                           12
    Item 2.    Changes in Securities                                       13
    Item 3.    Defaults Upon Senior Securities                             13
    Item 4.    Submission of Matters to a Vote of Security Holders         13
    Item 5.    Other Information                                           13
    Item 6.    Exhibits and Reports on Form 8-K                            13
    Signature                                                              13

                          PART I. FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                              March 31,  December 31,
                                                                                2001        2000
                                                                              ---------  ------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                $    167    $    124
     Accounts receivable, net                                                    2,661       1,997
     Inventories                                                                 4,907       5,694
     Prepaid expenses and other current assets                                     247         497
                                                                              --------    --------

       Total Current Assets                                                      7,982       8,312

Property and Equipment, Net                                                        366         409

Other Assets                                                                       112         136
                                                                              --------    --------

     Total Assets                                                             $  8,460    $  8,857
                                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
     Accounts payable                                                         $  4,954    $  5,292
     Accrued expenses                                                            1,110         788
     Accrued salaries, wages and employee-related expenses                         893         950
     Dividends payable                                                           1,500       1,400
     Current portion of long-term debt                                           3,829       3,368
                                                                              --------    --------

       Total Current Liabilities                                                12,286      11,798

Long-Term Debt                                                                       7           9

Stockholders' Deficit
     Preferred stock, $.01 par value, 4,000,000 shares authorized: Series A
       Preferred stock, $.01 par value, 1,000,000 shares issued
         and outstanding at March 31, 2001 and December 31, 2000
         ($10.0 million liquidation preference)                                  8,500       8,500
       Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at March 31, 2001 and December 31, 2000
         ($5.0 million liquidation preference)                                   5,000       5,000
     Common stock, $.01 par value, 12,000,000 shares authorized,
       7,081,973 shares issued and outstanding at March 31, 2001
       and December 31, 2000                                                        71          71
     Additional paid-in-capital                                                 19,579      19,679
     Stock subscriptions receivable                                                (50)        (50)
     Accumulated deficit                                                       (36,933)    (36,150)
                                                                              --------    --------

           Total Stockholders' Deficit                                          (3,833)     (2,950)
                                                                              --------    --------

     Total Liabilities and Stockholders' Deficit                              $  8,460    $  8,857
                                                                              ========    ========


                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2001      2000
                                                       -------    -------
Net Sales                                              $ 6,124    $ 7,974

Cost of Goods Sold                                       3,714      5,262
                                                       -------    -------

Gross Margin                                             2,410      2,712

Selling, General and Administrative Expenses             3,142      3,175
                                                       -------    -------

Operating Loss                                            (732)      (463)

Interest Expense                                           (98)       (25)

Other Income                                                47         25
                                                       -------    -------

Net Loss                                                  (783)      (463)

Dividends on Series B Preferred Stock                     (100)      (100)
                                                       -------    -------

Net Loss Available to Common Shareholders              $  (883)   $  (563)
                                                       =======    =======

Basic Loss per Common Share                            $ (0.12)   $ (0.08)
                                                       =======    =======

Weighted Average Common Shares Outstanding - Basic       7,082      7,423
                                                       =======    =======

Diluted Loss per Common Share                          $ (0.12)   $ (0.08)
                                                       =======    =======

Weighted Average Common Shares Outstanding - Diluted     7,082      7,423
                                                       =======    =======


                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                               -------------------
                                                                 2001       2000
                                                               --------   --------
Cash Flows From Operating Activities:
     Net loss                                                  $  (783)   $  (463)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                              87         90
         Effect of changes in:
              Receivables                                         (664)     1,142
              Inventories                                          787        949
              Prepaid expenses and other assets                    250         53
              Payables                                            (338)      (114)
              Accrued expenses and other                           265       (910)
                                                               -------    -------

         Net cash (used in) provided by operating activities      (396)       747

Cash Flows From Investing Activities:
     Additions to property and equipment                           (20)      --
                                                               -------    -------


Cash Flows From Financing Activities:
     Borrowings under revolving credit agreement, net              461       --
     Repayments of long-term debt                                   (2)      --
                                                               -------    -------

         Net cash provided by financing activities                 459       --
                                                               -------    -------

Net Increase in Cash and Cash Equivalents                           43        747
Cash and Cash Equivalents at Beginning of Period                   124        360
                                                               -------    -------

Cash and Cash Equivalents at End of Period                     $   167    $ 1,107
                                                               =======    =======


                       See notes to financial statements.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
--------------------------------------------------------------------------------

1.   ORGANIZATION AND OPERATIONS

     The Lamaur Corporation (the "Company") develops, formulates, and markets personal hair care products, consisting of shampoos, conditioners, hair sprays, and other styling aids, for the consumer market and, until December 1999, also manufactured these products. In addition, until December 22, 1999, the Company's Custom Manufacturing Group developed, formulated, and manufactured for third parties a variety of aerosol and other liquid products, consisting of hair care, personal care, and household products.

     On December 22, 1999, the Company sold its manufacturing facility, including real and personal property, in Fridley, Minnesota and its Custom Manufacturing Group to Tiro Industries, Inc. ("Tiro") for net proceeds of $13.1 million plus the assumption of capital leases totaling approximately $765,000. Tiro currently manufactures the Company's products pursuant to a Manufacturing Agreement, which terminates on December 31, 2002. The Company currently maintains its headquarters at 5601 East River Road, Fridley, Minnesota where it leases space from Tiro pursuant to a two-year lease which ends on December 31, 2001.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed financial statements are unaudited and include all adjustments, consisting of only normal recurring accruals, that management considers necessary to fairly present the results for such periods. These financial statements should be read in conjunction with the financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results for interim periods are not necessarily indicative of results for the full year.

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

     Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 2001 presentation. These reclassifications have no effect on net loss or stockholders' deficit as previously reported.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, continued
                                   (Unaudited)
--------------------------------------------------------------------------------

     Inventories are stated at the lower of weighted average cost or market and include the following:


                                           March 31,    December 31,
                                             2001           2000
                                           --------     ------------
                                                (In thousands)

       Finished goods                       $3,422        $3,847

       Work in process                          40            25

       Raw materials                         1,445         1,822
                                            ------        ------

           Total                            $4,907        $5,694
                                            ======        ======


3.   LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by Parsow Partnership Ltd. and Elkhorn Partners, on behalf of themselves, the Company, and a putative class of the Company's stockholders, in the Delaware Court of Chancery in and for New Castle County alleging that the Company's Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's Proxy Statement for its stockholder meeting held in November 1998. Plaintiffs seek injunctive relief, damages, a recission of all actions approved at the November 2, 1998 Annual Meeting and a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and is defending the action in the best interest of the stockholders. Minimal discovery has been conducted by the plaintiffs, including initial document demands to the Company and other defendants. No significant dates have been set in the litigation.

     Dominic LaRosa, the Company's former President and CEO - Lamaur Division, commenced an arbitration action against the Company in January 2000 asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from the Company. The Company has answered the arbitration demand and has denied that it is liable to Mr. LaRosa for severance payments. An arbitration hearing was held on March 19-21 and, as of April 30, 2001, no decision had been rendered.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000, continued
                                   (Unaudited)
--------------------------------------------------------------------------------


4.   SEGMENT INFORMATION

     As a result of the 1999 sale of the manufacturing facility, the Company no longer has operating segments. Prior to this sale, the Company's operating segments included the Retail Group and the Custom Manufacturing Group. Sales by the Custom Manufacturing Group ceased in early 2000 in conjunction with the sale of the Company's manufacturing facility; however, during the three months ended March 31, 2000, the Custom Manufacturing Group reported sales that primarily were the result of fulfillment of orders received prior to sale of the manufacturing facility.

     The Company evaluates performance based on contribution before fixed expenses. The accounting policies of the segments were the same as those of the Company. The Company did not allocate fixed expenses by segment for internal reporting or decision-making purposes and therefore has not disclosed operating profit by segment. Until the sale of the manufacturing facility, the majority of the Company's fixed expenses were shared expenses of both reporting segments and consisted principally of administration and manufacturing overhead. The Company's products were manufactured on common production lines and therefore the Company did not analyze fixed assets or capital expenditures by segment.

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

     Following is the financial information related to the Company's segments at March 31, 2001 and 2000:


                                                     2001       2000
                                                   -------     -------
                                                       (In thousands)
     Net sales
          Retail Group                             $ 6,124     $ 6,438
          Custom Manufacturing Group                  --         1,536
                                                   -------     -------

             Total net sales                         6,124       7,974

     Profit before fixed expenses
          Retail Group                                 265         710
          Custom Manufacturing Group                  --           106
                                                   -------     -------

             Total profit before fixed expenses        265         816

     Fixed expenses                                    997       1,279
                                                   -------     -------
     Operating loss                                   (732)       (463)
     Interest expense                                  (98)        (25)
     Other income                                       47          25
                                                   -------     -------

     Net loss                                      $  (783)    $  (463)
                                                   =======     =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

Historical Results of Operations

     Net sales for the three months ended March 31, 2001 were $6.1 million, compared with $8.0 million for the same period in 2000, a decrease of $1.9 million or 23.8%. $1.5 million of the sales decline for the three months ended March 31, 2001 was due to the sale of the manufacturing facility and the Custom Manufacturing Group in December 1999. The Company no longer operates its Custom Manufacturing Group; however, the Company reported sales for the Custom Manufacturing Group during the three months ended March 31, 2000 which were primarily the fulfillment of orders received prior to the sale of the facility. The remaining decrease in net sales for the three months ended March 31, 2001 resulted from overall reduced sales of the Company's retail brands. Sales of Willow Lake(R) and Salon Style(R) declined approximately $1.7 million compared with the same period in 2000. Also, the Company discontinued the Perma Soft(R), Color Soft(TM), and Style Natural Reflections(R) brands in 2000 due to limited sales and distribution of each brand. These brands declined $0.5 million over the same period in the prior year. Offsetting the sales declines was the increase resulting from sales of the Company's new line, B in10se(TM). In January 2001, the Company launched its new premium-priced product line, B in10se(TM) which consists of professional salon grade formulas and includes shampoos, conditioners, and styling aids. Sales for the three months ended March 31, 2001 of B in10se(TM) along with Style(R) increased $1.8 million as compared with the same period last year.

     Gross margin as a percentage of net sales was 39.4% for the three months ended March 31, 2001, as compared with 34.0% for the same period in 2000. The increase in gross margin as a percentage of sales is due to the divestiture of the historically lower margin Custom Manufacturing Group in December 1999 and the manufacturing agreement under which all of the Company's products are produced. In December 1999, the Company entered into a three-year manufacturing agreement with the purchaser that guarantees a fixed manufacturing fill fee per unit for the duration of the contract. This agreement provides the Company with fixed costs for manufacturing its products through December 2002 and has allowed the Company to stabilize its cost of goods expense across all product lines.

     Selling, general and administrative expenses ("SG&A") were $3.1 million or 51.3% of sales for the three months ended March 31, 2001, as compared with $3.2 million or 39.8% of sales for the same period last year, a decrease of $0.1 million but an increase as a percentage of net sales of 11.5%. The increase as a percentage of net sales is as a result of increased marketing efforts to support the January 2001 launch of B in10se(TM). The Company has reduced its marketing expenditures for retail brands which have continued to experience sales declines. Because of the Company's limited working capital and the competitive environment of hair care products, there can be no assurance concerning the future performance of B in10se(TM), Willow Lake(R), Design Elements(R) by Salon Style(R), Style(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future.

     Interest expense increased to $98,000 for the three months ended March 31, 2001, as compared with $25,000 in the same period last year, an increase of $73,000. The increase in interest expense during the three months ended March 31, 2001 is principally due to increased borrowings under the Company's credit facility with Congress Financial Corporation.

     As a result of the foregoing factors, the net loss for the three months ended March 31, 2001 was $783,000 as compared to a net loss of $463,000 for the same period in 2000.

Liquidity and Capital Resources

     Cash and cash equivalents increased by $0.1 million from December 31, 2000. Inventory and accounts receivable decreased by $0.8 million and $0.7 million respectively, from December 31, 2000 levels.

     The decrease in inventory is primarily attributable to strong promotions in the Style(R) brand during the first quarter to reduce excess inventory. This reduction was partially offset by the increase in the B in10se(TM) inventory. Tiro is and will manufacture products for the Company for three years pursuant to a manufacturing agreement. As part of the agreement, Tiro purchases the chemicals used in the production of the Company's products and the Company will continue to purchase packaging components.

     The Company currently has a revolving loan facility with Congress Financial Corporation ("Congress") for $10.3 million that is payable in full in May 2002. The loan facility allows the company to borrow up to $10.3 million or a lesser amount as determined by the borrowing base. The borrowing base is defined in the revolving loan agreement and is comprised of a percentage of eligible receivables and inventory. The interest rate on the revolving loan with Congress is prime plus 0.75% (9.25% at March 31, 2001).

     The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of March 31, 2001, the Company was not in compliance with the net worth covenant in its credit facility. The Company has obtained a waiver through June 30, 2001, from the lender.

     As of March 31, 2001, the amount outstanding under the Company's revolving loan facility was $3.8 million compared with $3.3 million at December 31, 2000. The Company uses its loan facility for working capital and to meet its obligations to the creditors who signed the forbearance agreement described below.

     In January 2000, the Company assisted certain key creditors in forming a creditors committee to negotiate a payment plan for the Company's obligations to its unsecured creditors. In the first quarter of 2000, the creditors committee signed a forbearance agreement on behalf of all general unsecured creditors of the Company whereby the committee agreed to forbear from exercising any remedies they may have against the Company as creditors until December 31, 2001. The forbearance agreement provides for a 100% payment plan by December 31, 2001 to the creditors who sign the forbearance agreement.

     The forbearance agreements were amended on November 20, 2000, and most creditors agreed to be paid 2.75% on a monthly basis until December, 2001, when a final 19.25% balloon payment is scheduled to be made. As a result of the amendment, the Company was able to use the working capital that would have been used for the balloon payment required under the original forbearance agreement on January 2, 2001 to launch its new B in10se(TM) product line.

     As of April 30, 2001, the Company had extended payables to its unsecured creditors of approximately $2.6 million. There can be no assurance that payments can continue to be made under the payment plan to creditors or that creditor actions will not result in collection actions or litigation, which would have a material adverse effect on the Company.

     As of March 31, 2001, the Company was $1,500,000 in arrears on the payment of dividends on its Series B Preferred Stock. The Preferred Stock provides for an annual dividend of $400,000, payable in quarterly installments.

     The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its current obligations as they become due, to comply with the payment terms of the forbearance agreement with its unsecured creditors, to comply with the terms and conditions of the loan facility with Congress, and to attain sales and operating levels to be profitable.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On November 2, 1998, a class action and derivative lawsuit was filed by Parsow Partnership Ltd. and Elkhorn Partners, on behalf of themselves, the Company, and a putative class of the Company's stockholders, in the Delaware Court of Chancery in and for New Castle County alleging that the Company's Board of Directors breached their fiduciary duties to the Company and failed to disclose certain information in the Company's Proxy Statement for its stockholder meeting held in November 1998. Plaintiffs seek injunctive relief, damages, a recission of all actions approved at the November 2, 1998 Annual Meeting and a revised Proxy Statement. Any monetary judgment resulting from Plaintiffs' derivative claims would accrue to the benefit of the Company. The Company believes the lawsuit is without merit and is defending the action in the best interest of the stockholders. Minimal discovery has been conducted by the plaintiffs, including initial document demands to the Company and other defendants. No significant dates have been set in the litigation.

     Dominic LaRosa, the Company's former President and CEO - Lamaur Division, commenced an arbitration action against the Company in January 2000 asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleges that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleges that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he is entitled to receive severance payments from the Company. The Company has answered the arbitration demand and has denied that it is liable to Mr. LaRosa for severance payments. An arbitration hearing was held on March 19-21 and, as of April 30, 2001, no decision had been rendered.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     On March 31, 2001, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $1,500,000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


Item 5.  OTHER INFORMATION

     None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          None


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE LAMAUR CORPORATION
                                                 (Registrant)


                                       /s/ Jay T. Olson
                                       -----------------------------------------
     DATE:  May 12, 2001               JAY T. OLSON
                                       Vice President - Finance
                                       (Principal Financial and Accounting
                                       Officer)