Form 10-Q
period 2001-06-30
LAMAUR CORP
filed 2001-08-14
CIK 1011154

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

                  For the quarterly period ended June 30, 2001

                                   ----------

                         Commission File Number 0-28174

                             The Lamaur Corporation
             (Exact name of registrant as specified in its charter)


               Delaware                                        68-0301547
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation of organization)                          Identification No.)


                  5601 East River Road, Fridley, MN      55432
               (Address of principal executive offices)(Zip Code)

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

At July 31, 2001, there were 7,081,973 shares of the Registrant's $.01 par value Common Stock outstanding.

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

--------------------------------------------------------------------------------

                             THE LAMAUR CORPORATION
                               Index to Form 10-Q
                                  June 30, 2001

                                                                           Page
                                                                           ----
Part I - Financial Information

    Item 1.    Condensed Financial Statements (Unaudited)

           Balance Sheets as of June 30, 2001 and December 31, 2000         4

           Statements of Operations for the Three and Six Months Ended
                 June 30, 2001 and 2000                                     5

           Statements of Cash Flows for the Six Months Ended
                 June 30, 2001 and 2000                                     6

           Notes to Condensed Financial Statements for the Three and Six
                 Months Ended June 30, 2001 and 2000                        7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three and Six
               Months Ended June 30, 2001 and 2000                         11


Part II - Other Information

    Item 1.    Legal Proceedings                                           13
    Item 2.    Changes in Securities                                       14
    Item 3.    Defaults Upon Senior Securities                             14
    Item 4.    Submission of Matters to a Vote of Security Holders         14
    Item 5.    Other Information                                           15
    Item 6.    Exhibits and Reports on Form 8-K                            15
    Signature                                                              15

                          PART I. FINANCIAL INFORMATION

Item 1.    CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                                     June 30,    December 31,
                                                                                       2001          2000
                                                                                     --------    ------------
ASSETS

Current Assets:
Cash and cash equivalents                                                            $     66      $    124
Accounts receivable, net                                                                2,184         1,997
Inventories                                                                             3,888         5,694
Prepaid expenses and other current assets                                                 414           497
                                                                                     --------      --------

    Total Current Assets                                                                6,552         8,312

Property and Equipment, net                                                               332           409

Other Assets                                                                               88           136
                                                                                     --------      --------

Total Assets                                                                         $  6,972      $  8,857
                                                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                                                     $  5,505      $  5,292
Accrued expenses                                                                          345           788
Accrued salaries, wages and employee-related expenses                                     586           950
Dividends payable                                                                       1,600         1,400
Current portion of long-term debt                                                       3,401         3,368
                                                                                     --------      --------

    Total Current Liabilities                                                          11,437        11,798

Long-Term Debt                                                                              6             9

Stockholders' Deficit
Preferred stock, $.01 par value, 4,000,000 shares authorized: Series A Preferred stock, $.01 par value, 1,000,000 shares issued
      And outstanding at June 30, 2001 and December 31, 2000
      ($10.0 million liquidation preference)                                            8,500         8,500
    Series B Preferred stock, $.01 par value, 763,500 shares issued
      And outstanding at June 30, 2001 and December 31, 2000
      ($5.0 million liquidation preference)                                             5,000         5,000
Common stock, $0.01 par value, 60,000,000 shares authorized,
    7,081,973 shares issued and outstanding at June 30, 2001
    and December 31, 2000                                                                  71            71
Additional paid-in-capital                                                             19,479        19,679
Stock subscriptions receivable                                                            (50)          (50)
Accumulated deficit                                                                   (37,471)      (36,150)
                                                                                     --------      --------

    Total Stockholders' Deficit                                                        (4,471)       (2,950)
                                                                                     --------      --------
Total Liabilities and Stockholders' Deficit                                          $  6,972      $  8,857
                                                                                     ========      ========


                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                         -----------------------     ----------------------
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
Net Sales                                                $  4,519      $  5,997      $ 10,643      $ 13,971
Cost of Goods Sold                                          2,620         3,953         6,334         9,215
                                                         --------      --------      --------      --------
Gross Margin                                                1,899         2,044         4,309         4,756
Selling, General and Administrative Expenses                2,462         2,532         5,604         5,707
                                                         --------      --------      --------      --------
Operating Loss                                               (563)         (488)       (1,295)         (951)
Other (Income) Expense                                        (96)         (165)         (143)         (190)
Interest Expense                                               71            17           169            42
                                                         --------      --------      --------      --------
Net Loss                                                     (538)         (340)       (1,321)         (803)
Dividends on Series B Preferred Stock                        (100)         (100)         (200)         (200)
                                                         --------      --------      --------      --------
Net Loss Available to Common Shareholders                $   (638)     $   (440)     $ (1,521)     $ (1,003)
                                                         ========      ========      ========      ========
Basic Loss per Common Share                              $  (0.09)     $  (0.06)     $  (0.21)     $  (0.14)
                                                         ========      ========      ========      ========
Weighted Average Common Shares Outstanding - Basic          7,082         7,402         7,082         7,412
                                                         ========      ========      ========      ========
Diluted Loss per Common Share                            $  (0.09)     $  (0.06)     $  (0.21)     $  (0.14)
                                                         ========      ========      ========      ========
Weighted Average Common Shares Outstanding - Diluted        7,082         7,402         7,082         7,412
                                                         ========      ========      ========      ========

                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                               2001         2000
                                                             -------      -------
Cash Flows From Operating Activities
  Net loss                                                   $(1,321)     $  (803)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                           174          179
         Effect of changes in:
             Receivables                                        (187)       2,911
             Inventories                                       1,806        1,730
             Prepaid expenses and other assets                    83         (106)
             Payables                                            213       (3,320)
             Accrued expenses and other                         (807)      (1,752)
                                                             -------      -------

         Net cash used in operating activities                   (39)      (1,161)

Cash Flows From Investing Activities:
  Additions to property and equipment                            (49)        --
                                                             -------      -------

Cash Flows From Financing Activities:
  Borrowings under revolving credit agreement, net                32        1,284
  Repayments of long-term debt                                    (2)         (11)
   (Repurchase) proceeds from sales of Common stock, net        --             (6)
                                                             -------      -------

         Net cash provided by financing activities                30        1,267
                                                             -------      -------

Net (Decrease) Increase in Cash and Cash Equivalents             (58)         106
Cash and Cash Equivalents at Beginning of Period                 124          360
                                                             -------      -------

Cash and Cash Equivalents at End of Period                   $    66      $   466
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

     On December 22, 1999, the Company sold its manufacturing facility, including real and personal property, in Fridley, Minnesota and its Custom Manufacturing Group to Tiro Industries, Inc. ("Tiro") for net proceeds of $13.1 million plus the assumption of capital leases totaling approximately $765,000. Tiro currently manufactures the Company's products pursuant to a Manufacturing Agreement, which terminates on December 31, 2002. The Company currently maintains its headquarters at 5601 East River Road, Fridley, Minnesota where it leases space from Tiro pursuant to a two-year lease which ends on December 31, 2001. The Company and Tiro have a preliminary agreement to extend the lease through December 31, 2002.


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

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company's financial statements include the allowances for doubtful accounts, sales returns and cash discounts, lower of cost or market write-down on inventory, accrued coupon redemption reserve, accrued market development reserve, and accrued employee benefits. Actual results could differ from those estimates.

     Reclassifications - Certain prior year amounts have been reclassified in the accompanying financial statements in order to conform with the 2001 presentation. These reclassifications have no effect on net loss or stockholders' deficit as previously reported.

     New Accounting Standard - In July 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted by the Company on January 1, 2002. Management has not completed its assessment of the impact the adoption of SFAS No. 141 and 142 will have on the Company's financial position and results of operations.

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
--------------------------------------------------------------------------------

     In May 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives." EITF Issue No. 00-14 addresses the recognition, measurement and income statement classification for various types of sales incentives including coupons, rebates and free products. The Company is required to comply with EITF Issue No. 00-14 in the first quarter of fiscal year 2002. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-25 addresses the income statement classification for various types of consideration paid by a vendor to a retailer. The Company is required to comply with EITF Issue No. 00-25 in the first quarter of fiscal year 2002. The Company is still in the process of assessing the impact of the adoption of EITF Issue Nos. 00-14 and 00-25 on the Company's statements of operations.


     Inventories are stated at the lower of weighted average cost or market and include the following:

                                            June 30,    December 31,
                                              2001         2000
                                            --------    ------------
                                               (In thousands)
          Finished goods                     $3,105        $3,847
          Work in process                        17            25
          Raw materials                         766         1,822
                                             ------        ------

                   Total                     $3,888        $5,694
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

     Dominic LaRosa, the Company's former President and CEO - Lamaur Division, commenced an arbitration action against the Company in January 2000 asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleged that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleged that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he was entitled to receive severance payments from the Company. The Company answered the arbitration demand and denied that it was liable to Mr. LaRosa for severance payments. An arbitration hearing was held on March 19-21, 2001. On June 15, 2001, the arbitration panel rendered its decision, ruling as follows: (1) that LaRosa was not the subject of an Involuntary Termination within 24 months of a Change of Control; that there

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
--------------------------------------------------------------------------------

had been no Change of Control as alleged by LaRosa; and that LaRosa was therefore entitled to recover nothing from the Company for severance payments under his severance agreement with the Company; (2) that the Company was to pay LaRosa a bonus of $30,000, which the Company had conceded that it owed to him but which claim the arbitration panel had previously ruled outside of the scope of the arbitration proceeding; (3) that the Company was to transfer to Mr. LaRosa 166,664 shares of the Company's common stock due and owing to LaRosa pursuant to a Stipulation Regarding Stock Grant dated April 4, 2001, which the Company had conceded was due to Mr. LaRosa but which claim the arbitration panel had previously ruled outside of the scope of the arbitration proceeding; (4) that pursuant to the severance agreement, the Company was required to pay Mr. LaRosa $250,000 for his attorneys' fees and costs in connection with the arbitration; and (5) that pursuant to the severance agreement, the Company was to pay administrative fees and expenses of the arbitration and the compensation and expenses of the arbitrators, totaling $50,970 (some of which had previously been paid by the Company). As a result of this settlement, a favorable adjustment of approximately $200,000 was made to a previously recorded liability.

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

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)
--------------------------------------------------------------------------------



     Following is the financial information related to the Company's segments at June 30, 2001 and 2000:

                                              Three Months Ended           Six Months Ended
                                                    June 30,                   June 30,
                                            ----------------------      ----------------------
                                              2001          2000          2001          2000
                                            --------      --------      --------      --------
                                                 (In thousands)            (In thousands)
Net Sales
 Retail Group                               $  4,519      $  5,761      $ 10,643      $ 12,199
 Custom Manufacturing Group                     --             236          --           1,772
                                            --------      --------      --------      --------

   Total net sales                             4,519         5,997        10,643        13,971

Profit before fixed expenses
 Retail Group                                    394           755           659         1,465
 Custom Manufacturing Group                     --              10          --             116
                                            --------      --------      --------      --------
                                                                             659         1,581
     Total profit before fixed expenses          394           765

Fixed expenses                                   957         1,253         1,954         2,532
                                            --------      --------      --------      --------
Operating loss                                  (563)         (488)       (1,295)         (951)
Other (Income) Expense                           (96)         (165)         (143)         (190)
Interest expense                                  71            17           169            42
                                            --------      --------      --------      --------

Net loss                                    $   (538)     $   (340)     $ (1,321)     $   (803)
                                            ========      ========      ========      ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

Historical Results of Operations

     Net sales for the six months ended June 30, 2001 were $10.6 million, compared with $14.0 million for the same period in 2000, a decrease of $3.4 million or 24%. Net sales for the three months ended June 30, 2001 were $4.5 million, compared with $6.0 million for the same period in 2000, a decrease of $1.5 million or 25%. $1.8 million and $0.2 million of the sales decline for the six and three months ended June 30, 2001, respectively, was due to the sale of the manufacturing facility and the Custom Manufacturing Group in December 1999. The Company no longer operates its Custom Manufacturing Group; however, the Company reported sales for the Custom Manufacturing Group during the six months ended June 30, 2000 which were primarily the fulfillment of orders received prior to the sale of the facility. The remaining decrease in net sales for the six months ended June 30, 2001 resulted from overall reduced sales of the Company's retail brands. Sales of Willow Lake(R), Salon Style(R) and Style declined approximately $3.6 million compared with the same period in 2000. Also, the Company discontinued the Perma Soft(R), Color Soft(TM), and Style Natural Reflections(R) brands in 2000 due to limited sales and distribution of each brand. These brands declined $0.8 million over the same period in the prior year. Offsetting the sales declines was the increase resulting from sales of the Company's new line, B in10se(TM). In January 2001, the Company launched its new premium-priced product line, B in10se(TM) which consists of professional salon grade formulas and includes shampoos, conditioners, and styling aids. Sales for the six months ended June 30, 2001 of B in10se(TM) increased $2.8 million as compared with the same period last year.

     Gross margin as a percentage of net sales was 40.5% for the six months ended June 30, 2001, as compared with 34.0% for the same period in 2000. Gross margin as a percentage of net sales was 42.0% for the three months ended June 30, 2001 as compared to 34.1% for the same period in 2000. The increase in gross margin as a percentage of sales in the six-month period is due to the divestiture of the historically lower margin Custom Manufacturing Group in December 1999 and the manufacturing agreement under which all of the Company's products are produced. The increase in gross margin as a percentage of sales in the three-month period is due to favorable mix of higher margin products. In December 1999, the Company entered into a three-year manufacturing agreement with the purchaser that guarantees a fixed manufacturing fill fee per unit for the duration of the contract. This agreement provides the Company with fixed costs for manufacturing its products through December 2002 and has allowed the Company to stabilize its cost of goods expense across all product lines.

     Selling, general and administrative expenses ("SG&A") were $5.6 million or 52.7% of sales for the six months ended June 30, 2001, as compared with $5.7 million or 40.8% of sales for the same period last year, a decrease of $0.1 million but an increase as a percentage of net sales of 11.9%. SG&A were $2.5 million or 54.5% of sales for the three months ended June 30, 2001, as compared with $2.5 million or 42.2% of sales for the same period in 2000, an increase as a percentage of net sales of 12.3%. The increase as a percentage of net sales is as a result of increased marketing efforts to support the January 2001 launch of B in10se(TM). The Company has reduced its marketing expenditures for retail brands which have continued to experience sales declines. Because of the Company's limited working capital and the competitive environment of hair care products, there can be no assurance concerning the future performance of B in10se(TM), Willow Lake(R), Design Elements(R) by Salon Style(R), Style(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future.

     Interest expense increased to $169,000 for the six months ended June 30, 2001, as compared with $42,000 in the same period last year, an increase of $127,000. Interest expense increased to $71,000 for the three months ended June 30, 2001, as compared with $17,000 in the same period in 2000. The increase in interest expense during these periods is principally due to increased borrowings under the Company's credit facility with Congress Financial Corporation.

     As a result of the foregoing factors, the net loss for the six and three months ended June 30, 2001 was $1,321,000 and $538,000, respectively, as compared to a net loss of $803,000 and $340,000, respectively, for the same periods in 2000.

Liquidity and Capital Resources

     Inventory decreased by $1.8 million from December 31, 2000 levels. The decrease in inventory is primarily attributable to strong promotions in the Style(R) and Willow Lake brands during the first six months to reduce excess inventory. This reduction was partially offset by the increase in the B in10se(TM) inventory. Tiro is and will manufacture products for the Company through December 2002 pursuant to a manufacturing agreement. As part of the agreement, Tiro purchases the chemicals used in the production of the Company's products and the Company will continue to purchase packaging components.

     The Company currently has a revolving loan facility with Congress Financial Corporation ("Congress") that is payable in full in May 2002. The loan facility allows the company to borrow up to $10.3 million or a lesser amount as determined by the borrowing base. The borrowing base is defined in the revolving loan agreement and is comprised of a percentage of eligible receivables and inventory. The interest rate on the revolving loan with Congress is prime plus 0.75% (7.75% at June 30, 2001).

     The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial loan covenants. As of June 30, 2001, the Company was not in compliance with the net worth covenant in its credit facility. The Company has obtained a waiver from the lender.

     As of June 30, 2001, the amount outstanding under the Company's revolving loan facility was $3.4 million compared with $3.3 million at December 31, 2000. The Company uses its loan facility for working capital and to meet its obligations to the creditors who signed the forbearance agreement described below.

     In January 2000, the Company assisted certain key creditors in forming a creditors' committee to negotiate a payment plan for the Company's obligations to its unsecured creditors. In the first quarter of 2000, the creditors' committee signed a Forbearance Agreement on behalf of all general unsecured creditors of the Company whereby the committee agreed to forbear from exercising any remedies they may have against the Company as a result of the existing debt owed as of February 29, 2000, until December 31, 2001. The Forbearance Agreement provided for a 100% payment plan by December 31, 2001 to the creditors who signed the Forbearance Agreement.

     The Forbearance Agreement was amended pursuant to a first amendment to Forbearance Agreement on November 20, 2000, and most creditors agreed to be paid 2.75% on a monthly basis until December 2001, when a final 19.25% balloon payment was to have been made.

     In July 2001, the Company requested that the Committee agree to a Second Amendment to Forbearance Agreement providing for cure payments to be made to beneficiaries of the existing Forbearance Agreement that have not received all of the payments they were otherwise due, and for the Forbearance Agreement to be extended to include old and new creditors owed money resulting from unpaid obligations incurred by the Company during the period from March 1, 2000 through June 30, 2001. After the cure payments described above have been made, old and new creditors of the company will be paid 3.03% of their debt on a monthly basis, for 33 months, beginning December 31, 2001. The Committee has tentatively agreed to the proposed Second Amendment to Forbearance Agreement but nothing has been signed to date.

     As of July 31, 2001, the Company had extended payables to its unsecured creditors of approximately $2.4 million. There can be no assurance that payments can continue to be made under the payment plan to creditors or that creditor actions will not result in collection actions or litigation, which would have a material adverse effect on the Company.

     As of June 30, 2001, the Company was $1,600,000 in arrears on the payment of dividends on its Series B Preferred Stock. The Preferred Stock provides for an annual dividend of $400,000, payable in quarterly installments.

     On June 5, 2001 the Company entered into a licensing agreement with the world renowned British hair colorist and stylist, Jo Hansford. This agreement grants the Company exclusive long-term distribution rights in North America for her hair care line which has been sold in the UK's leading retail drug store chain for several years. Additional new products have been developed specifically for the USA market. The anticipated launch date is early 2002.

     Also, on July 1, 2001, the Company entered into a long-term licensing agreement with the Hollywood celebrity hairstylist, George Caroll. A new range of hair care products has been developed and planned for sale on leading TV shopping networks. The line will be launched at retail in early 2002.

     The Company is continuing to negotiate with a large Swiss company for the rights for the exclusive distribution of that company's skin care products in North America. When an agreement is reached, the launch of the new skin care line is planned for second quarter 2002.

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

     Dominic LaRosa, the Company's former President and CEO - Lamaur Division, commenced an arbitration action against the Company in January 2000 asserting a claim for severance payments. Mr. LaRosa's employment with the Company terminated on April 15, 1999. Mr. LaRosa alleged that he entered into a severance agreement with the Company on July 7, 1997 and that this severance agreement provided for certain payments in the event of an Involuntary Termination (as defined in the severance agreement) of his employment within 24 months of a Change of Control (as defined in the severance agreement) of the Company. Mr. LaRosa alleged that he was the subject of an Involuntary Termination within 24 months of a Change of Control and that he was entitled to receive severance payments from the Company. The Company answered the arbitration demand and denied that it was liable to Mr. LaRosa for severance payments. An arbitration hearing was held on March 19-21, 2001. On June 15, 2001, the arbitration panel rendered its decision, ruling as follows: (1) that LaRosa was not the subject of an Involuntary Termination within 24 months of a Change of Control; that there had been no Change of Control as alleged by LaRosa; and that LaRosa was therefore entitled to recover nothing from the Company for severance payments under his severance agreement with the Company;
(2) that the Company was to pay LaRosa a bonus of $30,000, which the Company had conceded that it owed to him but which claim the arbitration panel had previously ruled outside of the scope of the arbitration proceeding; (3) that the Company was to transfer to Mr. LaRosa 166,664 shares of the Company's common stock due and owing to LaRosa pursuant to a Stipulation Regarding Stock Grant dated April 4, 2001, which the Company had conceded was due to Mr. LaRosa but which claim the arbitration panel had previously ruled outside of the scope of the arbitration proceeding; (4) that pursuant to the severance agreement, the Company was required to pay Mr. LaRosa $250,000 for his attorneys' fees and costs in connection with the arbitration; and (5) that pursuant to the severance agreement, the Company was to pay administrative fees and expenses of the arbitration and the compensation and expenses of the arbitrators, totaling $50,970 (some of which had previously been paid by the Company). As a result of this settlement, a favorable adjustment of approximately $200,000 was made to a previously recorded liability.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

     On June 30, 2001, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $1,600,000.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held the annual meeting of its shareholders on May 16, 2001. The shares of capital stock of the Company were voted for the proposals submitted as set forth below.

Proposal No. 1: To approve an increase in the authorized number of shares of common stock of Lamaur from 12,000,000 to 60,000,000 shares.

5,031,687 For           2,336,787  Against
---------               ---------
22,077    Abstain       0          Non-Vote
---------               ---------

Proposal No. 2: To approve an amendment to Lamaur's 1997 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares.

4,703,935 For           1,037,039  Against
---------               ----------
32,127    Abstain       1,617,450  Non-Vote
---------               ----------

Proposal No. 3: To elect directors to hold office for a one-year term and until their respective successors are elected and qualified.

For        Withhold    Abstain      Non-Vote

6,540,909  313,880     535,762      0               Lawrence H. Pesin
---------  ----------  ----------   --------------
6,410,459  444,330     535,762      0               Harold M. Copperman
---------  ----------  ----------   --------------
6,540,759  314,030     535,762      0               Perry D. Hoff
---------  ----------  ----------   --------------

Proposal No. 4: To consider, approve and ratify the appointment of Deloitte & Touche LLP as independent public auditors for Lamaur for the fiscal year ending December 31, 2001.

7,358,312 For           28,039 Against
---------               ------
4,200     Abstain       0      Non-Vote
---------               ------

Item 5.  OTHER INFORMATION

          None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K:

          None


                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    THE LAMAUR CORPORATION
                                              (Registrant)




                                    /s/ Jay T. Olson
                                    -----------------------------------------
DATE: August 14, 2001               JAY T. OLSON
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)