Form 10-Q
period 2001-09-30
LAMAUR CORP
filed 2001-11-14
CIK 1011154

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                                    ---------

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

                                    ---------







INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES [X] NO [ ]

AT OCTOBER 31, 2001, THERE WERE 7,081,973 SHARES OF THE REGISTRANT'S $.01 PAR VALUE COMMON STOCK OUTSTANDING.

================================================================================

================================================================================

                        SAFE HARBOR CAUTIONARY STATEMENT

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AND FORWARD-LOOKING STATEMENTS INCLUDING BUT NOT LIMITED TO THOSE REGARDING FUTURE PERFORMANCE OF THE RETAIL BRANDS, THE COMPANY'S ABILITY TO ATTAIN ANY PARTICULAR LEVEL OF SALES, GROSS MARGIN RESULTS, OR TO BE PROFITABLE IN THE FUTURE, THE COMPANY'S ABILITY TO MEET WORKING CAPITAL REQUIREMENTS, THE COMPANY'S ABILITY TO BE IN COMPLIANCE WITH ITS LOAN AGREEMENT, AND THE COMPANY'S ABILITY TO CONTINUE EXISTING CREDIT FACILITIES OR OBTAIN NEW CREDIT FACILITIES. SUCH FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE PERFORMANCE SUGGESTED HEREIN. ACTUAL RESULTS ARE PARTICULARLY DEPENDENT UPON THE COMPANY'S FINANCIAL PERFORMANCE AND MANAGEMENT'S ABILITY TO CONTINUE TO WORK WITH CREDITORS UNTIL THEY ARE PAID IN FULL. FURTHER, THE COMPANY OPERATES IN AN INDUSTRY SECTOR WHERE SECURITIES VALUES MAY BE VOLATILE AND MAY BE INFLUENCED BY ECONOMIC AND OTHER FACTORS BEYOND THE COMPANY'S CONTROL. IN THE CONTEXT OF THE FORWARD-LOOKING INFORMATION PROVIDED IN THIS FORM 10-Q AND IN OTHER REPORTS, PLEASE REFER TO THE DISCUSSIONS OF RISK FACTORS AND INVESTMENT CONSIDERATIONS DETAILED IN, AS WELL AS THE OTHER INFORMATION CONTAINED IN, THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

================================================================================

                             THE LAMAUR CORPORATION
                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 2001



                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1.    Condensed Financial Statements (Unaudited)

           Balance Sheets as of September 30, 2001 and December 31, 2000       4

           Statements of Operations for the Three and Nine Months Ended
                 September 30, 2001 and 2000                                   5

           Statements of Cash Flows for the Nine Months Ended
                 September 30, 2001 and 2000                                   6

           Notes to Condensed Financial Statements for the Three and Nine
                 Months Ended September 30, 2001 and 2000                      7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations for the Three and Nine
               Months Ended September 30, 2001 and 2000                       10


PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                              12
    Item 2.    Changes in Securities and Use of Proceeds                      12
    Item 3.    Defaults Upon Senior Securities                                13
    Item 4.    Submission of Matters to a Vote of Security Holders            13
    Item 5.    Other Information                                              13
    Item 6.    Exhibits and Reports on Form 8-K                               13
    Signature                                                                 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                             THE LAMAUR CORPORATION
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2001             2000
                                                                       ------------     ------------
ASSETS

Current Assets:
Cash and cash equivalents                                              $         86     $        124
Accounts receivable, net                                                      2,636            1,997
Inventories                                                                   2,605            5,694
Prepaid expenses and other current assets                                       235              497
                                                                       ------------     ------------

    Total Current Assets                                                      5,562            8,312

Property and Equipment, net                                                     266              409

Other Assets                                                                     64              136
                                                                       ------------     ------------

Total Assets                                                           $      5,892     $      8,857
                                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                                       $      5,275     $      5,292
Accrued expenses                                                                630              788
Accrued salaries, wages and employee-related expenses                           572              950
Dividends payable                                                             1,700            1,400
Current portion of long-term debt                                             3,090            3,368
                                                                       ------------     ------------

    Total Current Liabilities                                                11,267           11,798

Long-Term Debt                                                                    6                9

Stockholders' Deficit
Preferred stock, $.01 par value, 4,000,000 shares authorized:
  Series A Preferred stock, $.01 par value, 1,000,000 shares issued and outstanding at September 30, 2001 and December 31, 2000
      ($10.0 million liquidation preference)                                  8,500            8,500
    Series B Preferred stock, $.01 par value, 763,500 shares issued and outstanding at September 30, 2001 and December 31, 2000
      ($5.0 million liquidation preference)                                   5,000            5,000
Common stock, $0.01 par value, 60,000,000 shares authorized,
    7,081,973 shares issued and outstanding at September 30, 2001
    and December 31, 2000                                                        71               71
Additional paid-in-capital                                                   19,379           19,679
Stock subscriptions receivable                                                  (50)             (50)
Accumulated deficit                                                         (38,281)         (36,150)
                                                                       ------------     ------------

    Total Stockholders' Deficit                                              (5,381)          (2,950)
                                                                       ------------     ------------

Total Liabilities and Stockholders' Deficit                            $      5,892     $      8,857
                                                                       ============     ============


                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -------------------------     -------------------------
                                                           2001           2000           2001           2000
                                                        ----------     ----------     ----------     ----------
Net Sales                                               $    5,049     $    6,257     $   15,692     $   20,228

Cost of Goods Sold                                           3,097          3,524          9,431         12,739
                                                        ----------     ----------     ----------     ----------
Gross Margin                                                 1,952          2,733          6,261          7,489

Selling, General and Administrative Expenses                 2,709          2,896          8,330          8,609
                                                        ----------     ----------     ----------     ----------
Operating Loss                                                (757)          (163)        (2,069)        (1,120)

Other (Income) Expense                                         (14)           (37)          (174)          (233)

Interest Expense                                                67             57            236             99
                                                        ----------     ----------     ----------     ----------
Net Loss                                                      (810)          (183)        (2,131)          (986)

Dividends on Series B Preferred Stock                         (100)          (100)          (300)          (300)
                                                        ----------     ----------     ----------     ----------
Net Loss Available to Common Shareholders               $     (910)    $     (283)    $   (2,431)    $   (1,286)
                                                        ==========     ==========     ==========     ==========
Basic Loss per Common Share                             $    (0.13)    $    (0.04)    $    (0.34)    $    (0.18)
                                                        ==========     ==========     ==========     ==========
Weighted Average Common Shares Outstanding - Basic           7,082          7,146          7,082          7,323
                                                        ==========     ==========     ==========     ==========
Diluted Loss per Common Share                           $    (0.13)    $    (0.04)    $    (0.34)    $    (0.18)
                                                        ==========     ==========     ==========     ==========
Weighted Average Common Shares Outstanding - Diluted         7,082          7,146          7,082          7,323
                                                        ==========     ==========     ==========     ==========


                       See notes to financial statements.

                             THE LAMAUR CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      2001           2000
                                                                   ----------     ----------
Cash Flows From Operating Activities
  Net loss                                                         $   (2,131)    $     (986)
     Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                    264            269
         Effect of changes in:
             Receivables                                                 (639)         2,102
             Inventories                                                3,089            285
             Prepaid expenses and other assets                            262              1
             Accounts payable                                             (17)        (2,803)
             Accrued expenses and other                                  (536)        (1,847)
                                                                   ----------     ----------

         Net cash provided by (used in) operating activities              292         (2,979)

Cash Flows From Investing Activities:
  Additions to property and equipment                                     (49)            --
                                                                   ----------     ----------

Cash Flows From Financing Activities:
  (Repayments) borrowings under revolving credit agreement, net          (279)         2,972
  Repayments of long-term debt                                             (2)           (11)
   (Repurchase) proceeds from sales of Common stock, net                   --            (31)
                                                                   ----------     ----------

         Net cash (used in) provided by financing activities             (281)         2,930
                                                                   ----------     ----------

Net Decrease in Cash and Cash Equivalents                                 (38)           (49)
Cash and Cash Equivalents at Beginning of Period                          124            360
                                                                   ----------     ----------

Cash and Cash Equivalents at End of Period                         $       86     $      311
                                                                   ==========     ==========


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

         INVENTORIES are stated at the lower of weighted average cost or market and include the following:

                                     September 30,   December 31,
                                         2001            2000
                                     ------------    ------------
                                            (IN THOUSANDS)

               Finished goods        $      1,810    $      3,847
               Work in process                 15              25
               Raw materials                  780           1,822
                                     ------------    ------------

                        Total        $      2,605    $      5,694
                                     ============    ============


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

                             THE LAMAUR CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         Following is the financial information related to the Company's segments at September 30, 2001 and 2000:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                      -------------------------     -------------------------
                                         2001           2000           2001           2000
                                      ----------     ----------     ----------     ----------
                                           (IN THOUSANDS)                (IN THOUSANDS)
Net Sales
 Retail Group                         $    5,049     $    6,216     $   15,692     $   18,415
 Custom Manufacturing Group                   --             41             --          1,813
                                      ----------     ----------     ----------     ----------
   Total net sales                         5,049          6,257         15,692         20,228

Profit before fixed expenses
 Retail Group                                207            574            866          2,039
 Custom Manufacturing Group                   --              3             --            119
                                      ----------     ----------     ----------     ----------
Total profit before fixed expenses           207            577            866          2,158

Fixed expenses                               964            740          2,935          3,278
                                      ----------     ----------     ----------     ----------
Operating loss                              (757)          (163)        (2,069)        (1,120)
Other (Income) Expense                       (14)           (37)          (174)          (233)
Interest expense                              67             57            236             99
                                      ----------     ----------     ----------     ----------

Net loss                              $     (810)    $     (183)    $   (2,131)    $     (986)
                                      ==========     ==========     ==========     ==========


5.       SUBSEQUENT EVENT

         As of September 30, 2001, the amount outstanding under the Company's revolving loan facility was $3.1 million compared with $3.3 million at December 31, 2000. The revolving loan facility is payable in full in May 2002. Congress has orally informed the Company that, at present, Congress does not intend to renew the revolving loan facility beyond May 2002. The Company intends to secure an alternative revolving loan facility prior to that time. If the Company is unable to secure an alternative facility, the Company may not be able to meet its working capital needs or its obligations under the forbearance agreement after May 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

HISTORICAL RESULTS OF OPERATIONS

         Net sales for the nine months ended September 30, 2001 were $15.7 million, compared with $20.2 million for the same period in 2000, a decrease of $4.5 million or 22%. Net sales for the three months ended September 30, 2001 were $5.0 million, compared with $6.3 million for the same period in 2000, a decrease of $1.3 million or 21%. $1.8 million of the sales decline for the nine months ended September 30, 2001 was due to the sale of the manufacturing facility and the Custom Manufacturing Group in December 1999. The Company no longer operates its Custom Manufacturing Group; however, the Company reported sales for the Custom Manufacturing Group during the nine months ended September 30, 2000 which were primarily the fulfillment of orders received prior to the sale of the facility. The remaining decrease in net sales for the nine months ended September 30, 2001 resulted from overall reduced sales of the Company's retail brands. Sales of Willow Lake(R), Salon Style(R) and Style(R) declined approximately $5.7 million compared with the same period in 2000. Also, the Company discontinued the Perma Soft(R), Color Soft(TM), and Style Natural Reflections(R) brands in 2000 due to limited sales and distribution of each brand. These brands declined $0.9 million over the same period in the prior year. Partially offsetting the sales declines was the increase resulting from sales of the Company's new line, B in10se(TM). In January 2001, the Company launched its new premium-priced product line, B in10se(TM) which consists of professional salon grade formulas and includes shampoos, conditioners, and styling aids. Sales for the nine months ended September 30, 2001 of B in10se(TM) were $3.9 million.

         Gross margin as a percentage of net sales was 39.9% for the nine months ended September 30, 2001, as compared with 37.0% for the same period in 2000. Gross margin as a percentage of net sales was 38.7% for the three months ended September 30, 2001 as compared to 43.7% for the same period in 2000. The increase in gross margin as a percentage of sales in the nine-month period was due to the divestiture of the historically lower margin Custom Manufacturing Group in December 1999 and the manufacturing agreement under which all of the Company's products are produced. The decrease in gross margin as a percentage of sales in the three-month period was due to strong promotions in Willow Lake(R), Style(R) and Salon Style(R) intended to reduce inventory levels. In December 1999, the Company entered into a three-year manufacturing agreement that guarantees a fixed manufacturing fill fee per unit for the duration of the contract. This agreement provides the Company with fixed costs for manufacturing its products through December 2002 and has allowed the Company to stabilize its cost of goods expense across all product lines.

         Selling, general and administrative expenses ("SG&A") were $8.3 million or 53.1% of sales for the nine months ended September 30, 2001, as compared with $8.6 million or 42.6% of sales for the same period last year, a decrease of $0.3 million but an increase as a percentage of net sales of 10.5%. SG&A were $2.7 million or 53.7% of sales for the three months ended September 30, 2001, as compared with $2.9 million or 46.3% of sales for the same period in 2000, an increase as a percentage of net sales of 7.4%. The increase as a percentage of net sales was a result of increased marketing efforts to support the January 2001 launch of B in10se(TM). The Company has reduced its marketing expenditures for retail brands which have continued to experience sales declines. Because of the Company's limited working capital and the competitive environment for hair care products, there can be no assurance concerning the future performance of B in10se(TM), Willow Lake(R), Design Elements(R) by Salon Style(R), Style(R) and other brands or the Company's ability to attain any particular level of sales or to be profitable in the future.

         Interest expense increased to $236,000 for the nine months ended September 30, 2001, as compared with $99,000 in the same period last year, an increase of $137,000. Interest expense increased to $67,000 for the three months ended September 30, 2001, as compared with $57,000 in the same period in 2000. The increase in interest expense during these periods was principally due to increased borrowings under the Company's credit facility with Congress Financial Corporation.

         As a result of the foregoing factors, the net loss for the nine and three months ended September 30, 2001 was $2,131,000 and $810,000, respectively, as compared to a net loss of $986,000 and $183,000, respectively, for the same periods in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Inventory decreased by $3.1 million from December 31, 2000 levels. The decrease in inventory is primarily attributable to strong promotions in the Willow Lake(R), Style(R) and Salon Style(R) brands during the first nine months to reduce excess inventory. This reduction was partially offset by the increase in the B in10se(TM) inventory. Tiro is manufacturing and will manufacture products for the Company through December 2002 pursuant to a manufacturing agreement. As part of the agreement, Tiro purchases the chemicals used in the production of the Company's products and the Company purchases packaging components.

         The Company currently has a revolving loan facility with Congress Financial Corporation ("Congress"). The loan facility allows the Company to borrow up to $10.3 million or a lesser amount as determined by the borrowing base. The borrowing base is defined in the revolving loan agreement and is comprised of a percentage of eligible receivables and inventory. The interest rate on the revolving loan with Congress is prime plus 0.75% (7.25% at September 30, 2001).

         The revolving loan with Congress is secured by virtually all of the assets of the Company. Additionally, the loan agreement restricts the payment of dividends other than on the Company's Series B Preferred Stock, restricts the Company's ability to incur additional indebtedness and requires the Company to comply with certain financial covenants. As of September 30, 2001, the Company was not in compliance with the net worth covenant in its credit facility. The Company has obtained a waiver from the lender.

         As of September 30, 2001, the amount outstanding under the Company's revolving loan facility was $3.1 million compared with $3.3 million at December 31, 2000. The Company uses its loan facility for working capital and to meet its obligations to the creditors who signed the Forbearance Agreement described below.

         The revolving loan facility is payable in full in May 2002. Congress has orally informed the Company that, at present, Congress does not intend to renew the revolving loan facility beyond May 2002. The Company intends to secure an alternative revolving loan facility prior to that time. If the Company is unable to secure an alternative facility, the Company may not be able to meet its working capital needs or its obligations under the Forbearance Agreement after May 2002.

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

         In July 2001, the Company requested that the committee agree to a Second Amendment to Forbearance Agreement, providing for cure payments to be made to beneficiaries of the existing Forbearance Agreement that did not receive all of the payments they were otherwise due, and for the Forbearance Agreement to be extended to include old and new creditors owed money resulting from unpaid obligations incurred by the Company during the period from March 1, 2000 through June 30, 2001. After the cure payments described above have been made, old and new creditors of the Company will be paid 3.03% of their debt on a monthly basis, for 33 months, beginning December 31, 2001. The Committee has approved the Second Amendment to Forbearance Agreement. A large majority of the Company's unsecured creditors have consented to the Second Amended Forbearance Agreement or have otherwise entered into payment arrangements deemed satisfactory to the Company.

         As of October 31, 2001, the Company had extended payables to its unsecured creditors of approximately $4.4 million. There can be no assurance that payments can continue to be made under the payment plan to creditors or that creditor actions will not result in collection actions or litigation, which would have a material adverse effect on the Company.

         As of September 30, 2001, the Company was $1,700,000 in arrears on the payment of dividends on its Series B Preferred Stock. The Preferred Stock provides for an annual dividend of $400,000, payable in quarterly installments.

         The Company has entered into a licensing agreement with the world renowned British hair colorist and stylist, Jo Hansford. This agreement grants the Company exclusive long-term distribution rights in North America for her hair care line which has been sold in the UK's leading retail drug store chain for several years. Additional new products have been developed specifically for the USA market. The anticipated launch date is early 2002.

         The Company has entered into a long-term licensing agreement with the Hollywood celebrity hairstylist, George Caroll. A new range of hair care products has been developed and planned for sale on leading TV shopping networks. The Company intends to launch this at retail in early 2002.

         On November 13, 2001, the Company sold its Willow Lake(R) brand of hair styling products and related assets and inventory to Alleghany Pharmacal Corporation. The Company will receive royalty payments of 60% of Alleghany's net sales of Willow Lake products for the first twelve months after the sale. Alleghany paid the Company $1 million against these royalties at closing, which is non-refundable. All of the proceed from the sale of the Willow Lake brand will be paid directly to Congress to be applied against the Company's revolving loan facility balance. The Company believes that this transaction will result in increased availability under the Company's revolving loan facility, which will be used for operations and to make payments to the Company's unsecured creditors under the Forbearance Agreement described above.

         The Company's ability to continue operations is dependent on its ability to generate sufficient cash flow to meet its current obligations as they become due, to comply with the payment terms of the Forbearance Agreement with its unsecured creditors, to comply with the terms and conditions of the loan facility with Congress (and any replacement facility, when and if secured), and to attain sales and operating levels necessary to be profitable.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On September 30, 2001, the Company failed to pay a dividend of $100,000 on its Series B Preferred Stock and is in arrears in the aggregate amount of $1,700,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  None.

         (b)      Reports on Form 8-K:

                  None.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE LAMAUR CORPORATION
                                         (Registrant)

                                    /s/ Jay T. Olson
                                    ---------------------------------------
        DATE: November 14, 2001     JAY T. OLSON
                                    Vice President - Finance
                                    (Principal Financial and Accounting Officer)